Form 10-Q
period 2010-09-30
KROSSBOW HOLDING CORP
filed 2010-11-16
CIK 1488934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _________ to _________

                         Commission File No. 333-166786

                             KROSSBOW HOLDING CORP.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

               831-77th Avenue Edmondon, Alberta, Canada T6P 1S9,
                    (Address of principal executive offices)

                                  780-860-9261
                           (Issuer's telephone number)

Securities registered pursuant to                       Name of each exchange on
    Section 12(b) of the Act:                               which registered:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                 Outstanding as of September 30, 2010
      -----                                 ------------------------------------
Common Stock, $0.01                                    3,200,000

                             KROSSBOW HOLDING CORP.

                                    FORM 10-Q

Part 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statement of Stockholders' Equity                              5
               Statements of Cash Flows                                       6
               Notes to Financial Statements                                  7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14

Item 4.    Controls and Procedures                                           14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.    Defaults Upon Senior Securities                                   15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits                                                          15

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AT September 30, 2010 (UNAUDITED) AND MARCH 31, 2010

                                                                      September 30,        March 31,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $  1,548           $ 25,450
                                                                         --------           --------

      TOTAL ASSETS                                                       $  1,548           $ 25,450
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Current Liabilities
  Accrued expenses                                                       $    360           $  4,582
  Note payable - related party                                              3,079              1,079
                                                                         --------           --------
      TOTAL LIABILITIES                                                     3,439              5,661
                                                                         --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par $0.001, 75,000,000 shares authorized,
   3,200,000 shares issued and outstanding                                  3,200              3,200
  Paid in capital                                                          22,800             22,800
  Deficit accumulated during the development stage                        (27,891)            (6,211)
                                                                         --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,891)            19,789
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  1,548           $ 25,450
                                                                         ========           ========

    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2010
PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

                                                                                            Period from
                                                                                        September 17, 2009
                                                      Three months        Six months         (Date of
                                                         ended              ended           Inception) to
                                                      September 30,      September 30,      September 30,
                                                          2010               2010               2010
                                                       ----------         ----------         ----------
GROSS REVENUES                                         $        0         $        0         $        0

OPERATING EXPENSES                                          2,110             21,680             27,891
                                                       ----------         ----------         ----------
LOSS FROM OPERATIONS                                       (2,110)           (21,680)           (27,891)

OTHER EXPENSES                                                  0                  0                  0
                                                       ----------         ----------         ----------
NET LOSS BEFORE INCOME TAXES                               (2,110)           (21,680)           (27,891)

PROVISION FOR INCOME TAXES                                      0                  0
                                                       ----------         ----------         ----------

NET LOSS                                                   (2,110)        $  (21,680)        $  (27,891)
                                                       ==========         ==========         ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           3,200,000          3,200,000
                                                       ==========         ==========

NET LOSS PER SHARE                                     $    (0.00)        $    (0.01)
                                                       ==========         ==========

    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

                                            Common Stock             Additional
                                       ----------------------         Paid in        Accumulated
                                       Shares          Amount         Capital          Deficit           Total
                                       ------          ------         -------          -------           -----
Inception, September 17, 2009                 0      $        0      $        0      $        0       $        0

Common stock issued to founder
 at $0.004 per share                  1,000,000           1,000           3,000              --            4,000

Common stock issued for cash
 at $0.01 per share                   2,200,000           2,200          19,800              --           22,000

Net loss for the period ended
 March 31, 2010                              --              --              --          (6,211)          (6,211)
                                     ----------      ----------      ----------      ----------       ----------
Balance, March 31, 2010               3,200,000           3,200          22,800          (6,211)          19,789

Net loss for the six months
 ended September 30, 2010                    --              --              --         (21,680)         (21,680)
                                     ----------      ----------      ----------      ----------       ----------

Balance, September 30, 2010           3,200,000      $    3,200      $   22,800      $  (27,891)      $   (1,891)
                                     ==========      ==========      ==========      ==========       ==========


    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 2010
PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

                                                                                Period from
                                                                             September 17, 2009
                                                              Six months          (Date of
                                                                ended           Inception) to
                                                             September 30,      September 30,
                                                                 2010               2010
                                                               --------           --------
Cash Flows from Operating Activities:
  Net loss for the period                                      $(21,680)          $(27,891)

Adjustments to Reconcile Net Loss to Net Cash Used in
 Operating Activities:
   Changes in Assets and Liabilities
   Increase (decrease) in accrued expenses                       (4,222)               360
                                                               --------           --------
Net Cash Used in Operating Activities                           (25,902)           (27,531)
                                                               --------           --------
Cash Flows from Financing Activities:
  Proceeds from note payable - related party                      2,000              3,079
  Proceeds from the sale of common stock                              0             26,000
                                                               --------           --------
Net Cash Provided by Financing Activities                             0             29,079
                                                               --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents            (23,902)             2,548

Cash and Cash Equivalents - Beginning                            25,450                  0
                                                               --------           --------

Cash and Cash Equivalents - Ending                             $  1,548           $  1,548
                                                               ========           ========

Supplemental Cash Flow Information:
  Cash paid for interest                                       $      0           $      0
                                                               ========           ========

  Cash paid for income taxes                                   $      0           $      0
                                                               ========           ========

    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Krossbow Holding Corp. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on September 17, 2009. The Company is in the development stage and it intends to produce Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, September 17, 2009 through September 30, 2010 the Company has accumulated losses of $27,891.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a March 31 fiscal year end.

Fair Value of Financial Instruments
The carrying value of cash, accounts payable and notes payable approximate their fair value due to the short period of these instruments.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

Loss Per Common Share
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of September 30, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In December 2009, the Company issued 1,000,000 shares of common stock at a price of $0.004 per share for total cash proceeds of $4,000.

In January through March 2010, the Company issued 2,200,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $22,000.

The Company has 3,200,000 shares of common stock issued and outstanding as of June 30, 2010. Of these shares, approximately 31.25% are controlled by the Company's sole officer and director, who may be able to exert significant influence over the operations of the Company. He may also have the power to prevent or cause a change in control.

The Company has filed an S-1 registration statement to register some shares of stock for sale. The shares owned by our sole director and officer are not a part of the registration statement and his percentage ownership will be stay the same at approximately 31.25%.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses at September 30, 2010 consisted of amounts owed to the Company's outside independent auditors.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

On September 17, 2009, the sole Director and President, Jason Kropp loaned the Company $1,079. On September 3, 2010, the sole Director and President, Jason Kropp loaned the Company $2,000. The loans are non-interest bearing, unsecured and due upon demand.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 - INCOME TAXES

For the periods ended June 30, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $27,500 at September 30, 2010, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Net deferred tax assets consist of the following components as of:

                                                      2010
                                                    --------
                    NOL Carryover                   $  9,350
                    Valuation allowance               (9,350)
                                                    --------

                    Net deferred tax asset          $     --
                                                    ========

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $27,891 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2010 to October 20, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

KROSSBOW HOLDING CORP. was incorporated under the laws of the State of Nevada on September 17, 2010. Our registration statement has been filed with the Securities and Exchange Commission on May 13, 2010.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to KROSSBOW HOLDING CORP.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of December 31, 2009 we had no revenues, have minimal assets and have incurred losses since inception. We have yet to implement our business model and our current focus is to obtain additional finances in order to do so.

We intend to produce Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects. The offsets will be validated and verified for sale to companies, foundations, and other entities that, for branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts.

We have not begun operations and will not begin operations until we have completed the additional offering. Our plan of operation is forward-looking and there is no assurance that we will ever begin operations. We are a development stage company and have not earned any revenue. It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2009) TO SEPTEMBER 30, 2010

Our net loss for the three-month period ended September 30, 2010 was ($2,110) compared to a net loss of ($27,891) during the period from inception (September 17, 2009) to September 30, 2010. During the three-month period ended September 30, 2010, we did not generate any revenue.

During the three-month period ended September 30, 2010, we incurred general and administrative expenses of $2,110 compared to $27,891 incurred during the period from inception (September 17, 2009) to September 30, 2010. General and administrative expenses incurred during the three-month period ended September 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement.

Our net loss during the three-month period ended September 30, 2010 was ($2,110) or ($0.00) per share compared to a net loss of ($27,891) or ($0.01) per share during the period from inception (September 17, 2009) to September 30, 2010. The weighted average number of shares outstanding was 3,200,000 for the three-month period ended September 30, 2010 compared to 3,200,000 for the period from inception (September 17, 2009) to September 30, 2010.

SIX-MONTH PERIOD ENDED SEPTEMBER 30, 2010

Our net loss for the six-month period ended September 30, 2010 was($21,680). The loss was comprised of General and administrative expenses of $21,680. General and administrative expenses incurred during the three-month period ended September 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement.

Our net loss during the six-month period ended September 30, 2010 was ($21,680) or ($0.01) per share. The weighted average number of shares outstanding was 3,200,000 for the six-month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

As at the six-month period ended September 30, 2010, our current assets were $1,548 and our total liabilities were $3,439, which resulted in a working capital of ($1,891). As at the six-month period ended September 30, 2010, current assets were comprised of $1,548 in cash compared to $25,450 in current assets at fiscal year ended March 31, 2010. As at the three month period ended September 30, 2010, current liabilities were comprised of $3,079 in loan from directorand $360 in accrued expenses.

Stockholders' equity decreased from $19,789 for fiscal year ended March 31, 2010 to ($1,891) for the six-month period ended September 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended September 30, 2010, net cash flows used in operating activities was ($25,902) consisting primarily of a net loss of ($21,680). Net cash flows used in operating activities was ($27,531) for the period from inception (September 17, 2009) to September 30, 2010.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended September 30, 2010, we did not generate net cash from financing activities. For the period from inception (September 17, 2009) to September 30, 2010, net cash provided by financing activities was $29,079 received from sale of common stock and loans from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2010. During the period from inception (September 17, 2009) to September 30, 2010, Jason Kropp, our Chief Executive Officer and a director, loaned us $3,079. The loans are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 5, 2010, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 2,200,000 shares of our restricted common stock to be issued to certain shareholders for re-sale. The registration statement was declared effective on November 12, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits
--------
  31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

  31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

  32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         KROSSBOW HOLDING CORP.


Dated: November 15, 2010               By: /s/ Jason Kropp
                                           -------------------------------------
                                           Jason Kropp
                                           President and Chief Executive Officer


Dated: November 15, 2010               By: /s/ Jason Kropp
                                           -------------------------------------
                                           Jason Kropp
                                           Chief Financial Officer