Form 10-Q/A
period 2010-09-30
KROSSBOW HOLDING CORP
filed 2010-11-24
CIK 1488934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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


Dated: November 24, 2010               By: /s/ Jason Kropp
                                           -------------------------------------
                                           Jason Kropp
                                           President and Chief Executive Officer


Dated: November 24, 2010               By: /s/ Jason Kropp
                                           -------------------------------------
                                           Jason Kropp
                                           Chief Financial Officer