Form 10-Q
period 2010-12-31
KROSSBOW HOLDING CORP
filed 2011-02-14
CIK 1488934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2010

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                   Outstanding as of February 11, 2011
     -----                                   -----------------------------------
Common Stock, $0.01                                    3,200,000

                             KROSSBOW HOLDING CORP.

                                    FORM 10-Q

Part 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statement of Stockholders' Equity (Deficit)                    5
               Statements of Cash Flows                                       6
               Notes to Financial Statements                                  7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14

Item 4.    Controls and Procedures                                           14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.    Defaults Upon Senior Securities                                   15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits                                                          15

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)
AT DECEMBER 31, 2010 AND MARCH 31, 2010

                                                                  December 31,        March 31,
                                                                     2010               2010
                                                                   --------           --------
ASSETS

Current Assets
  Cash and cash equivalents                                        $    515           $ 25,450
                                                                   --------           --------

TOTAL ASSETS                                                       $    515           $ 25,450
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Current Liabilities
  Accrued expenses                                                 $      0           $  4,582
  Note payable - related party                                        4,990              1,079
                                                                   --------           --------

TOTAL LIABILITIES                                                     4,990              5,661
                                                                   --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par $0.001, 75,000,000 shares authorized,
   3,200,000 shares issued and outstanding                            3,200              3,200
  Paid in capital                                                    22,800             22,800
  Deficit accumulated during the development stage                  (30,475)            (6,211)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (4,475)            19,789
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    515           $ 25,450
                                                                   ========           ========


    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2010
PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO DECEMBER 31, 2011

                                                                                            Period from
                                                                                         September 17, 2009
                                                  Three months         Nine months            (Date of
                                                     ended                ended            Inception) to
                                                  December 31,         December 31,         December 31,
                                                     2010                 2010                 2010
                                                  ----------           ----------           ----------
GROSS REVENUES                                    $        0           $        0           $        0

OPERATING EXPENSES                                     2,585               24,264               30,475
                                                  ----------           ----------           ----------

LOSS FROM OPERATIONS                                  (2,585)             (24,264)             (30,475)

OTHER EXPENSES                                             0                    0                    0
                                                  ----------           ----------           ----------

NET LOSS BEFORE INCOME TAXES                          (2,585)             (24,264)             (30,475)

PROVISION FOR INCOME TAXES                                 0                    0                    0
                                                  ----------           ----------           ----------

NET LOSS                                          $   (2,585)          $  (24,264)          $  (30,475)
                                                  ==========           ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      3,200,000            3,200,000
                                                  ==========           ==========

NET LOSS PER SHARE                                $    (0.00)          $    (0.01)
                                                  ==========           ==========


    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO DECEMBER 31, 2010

                                        Common Stock             Additional
                                   ----------------------         Paid in        Accumulated
                                   Shares          Amount         Capital          Deficit           Total
                                   ------          ------         -------          -------           -----
Inception, September 17, 2009             0      $        0      $        0      $        0       $        0

Common stock issued to founder
 at $0.004 per share              1,000,000           1,000           3,000              --            4,000

Common stock issued for cash
 at $0.01 per share               2,200,000           2,200          19,800              --           22,000

Net loss for the period ended
 March 31, 2010                          --              --              --          (6,211)          (6,211)
                                 ----------      ----------      ----------      ----------       ----------
Balance, March 31, 2010           3,200,000           3,200          22,800          (6,211)          19,789

Net loss for the nine months
 ended December 31, 2010                 --              --              --         (24,264)         (24,264)
                                 ----------      ----------      ----------      ----------       ----------

Balance, December 31, 2010        3,200,000      $    3,200      $   22,800      $  (30,475)      $   (4,475)
                                 ==========      ==========      ==========      ==========       ==========


    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED DECEMBER 31, 2010
PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO DECEMBER 31, 2010

                                                                                Period from
                                                                             September 17, 2009
                                                             Nine months          (Date of
                                                                ended          Inception) to
                                                             December 31,       December 31,
                                                                2010               2010
                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                     $(24,264)          $(30,475)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
     Changes in Assets and Liabilities
       Increase (decrease) in accrued expenses                  (4,582)                 0
                                                              --------           --------

Net Cash Used in Operating Activities                          (28,846)           (30,475)
                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                     3,911              4,990
  Proceeds from the sale of common stock                             0             26,000
                                                              --------           --------

Net Cash Provided by Financing Activities                        3,911             30,990
                                                              --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents           (24,935)               515

Cash and Cash Equivalents - Beginning                           25,450                  0
                                                              --------           --------

Cash and Cash Equivalents - Ending                            $    515           $    515
                                                              ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                      $      0           $      0
                                                              ========           ========

  Cash paid for income taxes                                  $      0           $      0
                                                              ========           ========


    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, September 17, 2009 through December 31, 2010 the Company has accumulated losses of $30,475.

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

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

As of December 31, 2010, the Company has not issued any stock-based payments to its employees.

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

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

NOTE 3 - ACCRUED EXPENSES

There were no accrued expenses at December 31, 2010

NOTE 4 - NOTE PAYABLE - RELATED PARTY

On September 17, 2009, the sole Director and President, Jason Kropp loaned the Company $1,079. On September 3, 2010, the sole Director and President, Jason Kropp loaned the Company $2,000. On October 25, 2010 the sole Director and President, Jason Kropp loaned the Company $1,911. The loans are non-interest bearing, unsecured and due upon demand.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010


NOTE 5 - INCOME TAXES

For the periods ended December 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $30,500 at December 31, 2010, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Net deferred tax assets consist of the following components as of:

                                                     2010
                                                   --------

                   NOL Carryover                   $ 11,880
                   Valuation allowance              (11,880)
                                                   --------
                   Net deferred tax asset          $     --
                                                   ========

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $30,475 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2010 to January 31, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2009) TO DECEMBER 31, 2010

Our net loss for the three-month period ended December 31, 2010 was ($2,585) compared to a net loss of ($30,475) during the period from inception (September 17, 2009) to December 31, 2010. During the three-month period ended December 31, 2010, we did not generate any revenue.

During the three-month period ended December 31, 2010, we incurred general and administrative expenses of $2,585 compared to $30,475 incurred during the period from inception (September 17, 2009) to December 31, 2010. General and administrative expenses incurred during the three-month period ended December 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement.

Our net loss during the three-month period ended December 31, 2010 was ($2,585) or ($0.00) per share compared to a net loss of ($30,475) or ($0.01) per share during the period from inception (September 17, 2009) to December 31, 2010. The weighted average number of shares outstanding was 3,200,000 for the three-month period ended December 31, 2010 compared to 3,200,000 for the period from inception (September 17, 2009) to December 31, 2010.

NINE-MONTH PERIOD ENDED DECEMBER 31, 2010

Our net loss for the nine-month period ended December 31, 2010 was ($24,264). The loss was comprised of General and administrative expenses of $24,264. General and administrative expenses incurred during the three-month period ended December 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement.

Our net loss during the nine-month period ended December 31, 2010 was ($24,264) or ($0.01) per share. The weighted average number of shares outstanding was 3,200,000 for the nin-month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED DECEMBER 31, 2010

As at the nine-month period ended December 31, 2010, our current assets were $515 and our total liabilities were $4,990, which resulted in a working capital deficit of ($4,475). As at the six-month period ended December 31, 2010, current assets were comprised of $515 in cash compared to $25,450 in current assets at fiscal year ended March 31, 2010. As at the three month period ended December 31, 2010, current liabilities were comprised of $4,990 in loan from director .

Stockholders' equity decreased from $19,789 for fiscal year ended March 31, 2010 to ($4,475) for the nine-month period ended December 31, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended December 31, 2010, net cash flows used in operating activities was ($28,846) consisting primarily of a net loss of ($24,264). Net cash flows used in operating activities was ($30,475) for the period from inception (September 17, 2009) to December 31, 2010.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended December 31, 2010, we did not generate net cash from financing activities. For the period from inception (September 17, 2009) to December 31, 2010, net cash provided by financing activities was $30,990 received from sale of common stock and loans from Director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2010. During the period from inception (September 17, 2009) to December 31, 2010, Jason Kropp, our Chief Executive Officer and a director, loaned us $4,990. The loans are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Dated: February 14, 2011               By: /s/ Jason Kropp
                                           -------------------------------------
                                           Jason Kropp
                                           President and Chief Executive Officer


Dated: February 14, 2011               By: /s/ Jason Kropp
                                           -------------------------------------
                                           Jason Kropp
                                           Chief Financial Officer