Form 10-K
period 2011-03-31
KROSSBOW HOLDING CORP
filed 2011-06-21
CIK 1488934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from N/A to N/A.

                         Commission File No. 333-166786


                             Krossbow Holding Corp.
             (Exact Name of Registrant as Specified in its Charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                 831-77th Avenue
                                Edmonton, Alberta
                                 Canada T6P 1S9
                    (Address of Principal Executive Offices)

                                 (718) 344-0866
              (Registrant's Telephone Number, including area code)

                          Copies of communications to:

                             Karen A., Batcher, Esq.
                             Synergen Law Group, APC
                          819 Anchorage Place, Suite 28
                              Chula Vista, CA 91914
                                Tel. 619.475.7882

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 per Share
                              (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-Accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.01 the price of the last private placement of common equity: $32,000.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 3,200,000 issued and outstanding as of March 31, 2011.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                             Krossbow Holding Corp.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

                                                                          Page
                                                                         Numbers
                                                                         -------

PART I

ITEM 1.   Business                                                             3
ITEM 1A.  Risk Factors                                                         8
ITEM 1B.  Unresolved Staff Comments                                           13
ITEM 3.   Legal Proceedings                                                   13
ITEM 4.   Submission Of Matters To a Vote Of Securities Holders               14

PART II

ITEM 5.   Market For Registrant's Common Equity, Related Stockholder Matters
          And Issuer Purchases Of Equity Securities                           14
ITEM 6.   Selected Financial Data                                             14
ITEM 7.   Management's Discussion And Analysis Of Financial Condition And
          Results Of Operation                                                14
ITEM 7A.  Quantitative And Qualitative Disclosures About Market Risk          18
ITEM 8.   Financial Statements And Supplementary Data                         18
ITEM 9.   Changes In And Disagreements With Accountants On Accounting And
          Financial Disclosure                                                18
ITEM 9A.  Controls And Procedures (ITEM 9A(T))                                18
ITEM 9B.  Other Information                                                   19

PART III

ITEM 10.  Directors, Executive Officers And Corporate Governance              19
ITEM 11.  Executive Compensation                                              21
ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management And
          Related Stockholder Matters                                         22
ITEM 13.  Certain Relationships And Related Transactions, And Director
          Independence                                                        23
ITEM 14.  Principal Accounting Fees And Services                              23

PART IV

ITEM 15.  Exhibits, Financial Statements Schedules                            24

SIGNATURES                                                                    25

                                     PART I

ITEM 1. BUSINESS

We were incorporated in the State of Nevada on September 17, 2009 and have not begun operations. We intend to produce Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects. The offsets will be validated and verified for sale to companies, foundations, and other entities that, for branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts.

Krossbow Holdings has the capacity to assess carbon resource potentials, prescribe and implement ecosystem restorations to develop those resources, and thereby generate carbon offset products for sales directly with subscribers, or through brokers and re-sellers. Krossbow's business model may be likened to an resource company that "stakes" its claims to carbon resources, develops those resources into carbon offsets that it owns, and then markets those offsets to the voluntary carbon markets. At present the company has not begun operations and has no assets other than cash.

The Company intends to generate revenue through the sale of carbon offsets. Carbon offsets will be generated through three separate methods:

Afforestation: Establishing forests on bare or cultivated land that has not been forested in recent history.

Reforestation: Re-growing forests in areas where forested have previously been harvested.

Reducing emissions from Deforestation and Degradation "REDD": Deforestation refers to direct human-induced, long-term conversion of forests to non-forest land. Degradation refers to gradual, direct human-induced loss of forest carbon stocks.

Through these three methods we intend to generate carbon offsets which represent the carbon consumption capability of the planted and/or protected trees. The carbon offsets will be validated and verified to international standards for sale to various entities.

BUSINESS MODEL (VER CREDITS)

Step 1 - Identify degraded ecosystem
Step 2 - Approach, and consult land owner
Step 3 - Conduct biometric research and site prescription
Step 4 - Secure seed stock
Step 5 - Prepare site and plant
Step 6 - Verify Emissions
Step 7 - Transaction
Step 8 - Monitor

BUSINESS MODEL (REDD CREDITS)

Step 1 - Identify forested ecosystem slated/available for harvest
Step 2-- Approach, and consult land owner
Step 3 - Conduct biometric research and site prescription
Step 4 - Verify Emissions
Step 5 - Transaction
Step 6 - Monitor

REVENUE GENERATION

Before any revenue is generated the company will require additional capital which it intends to raise though an equity financing and the filing of an additional registration statement. We will realize no proceeds from the present registration statement and may have difficulties in raising additional funds due to the creation of a secondary market of shares for sale..We intend to concentrate all our efforts on raising capital during this period.

We cannot commence our plan of operations even if this registration statement goes effective because we will not receive any proceeds from the sale of shares. We can only commence operations if we raise cash through the future sale of shares. We will require additional financing of $300,000 in order to proceed with our full business plan for a full year. We plan to sell additional common shares in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We also may receive loans from our directors and officers. We currently do not have any arrangements in place for obtaining director loans and there is no assurance that we will be successful in completing any equity financing.

If we are successful in raising capital we will look to form partnerships with private landowners and municipalities in order to obtain the environmental rights to areas of land. The company intends to do this by offering to plant denuded land for municipalities free of charge in exchange for the environmental rights. With private land owners we intend to create partnerships where profit sharing arrangements can be made. We intend to approach land owners throughout Alberta, Canada for our initial projects. The project size we have run our initial numbers for is based on a 30 hectare tract of land. We have not approached any landowners at present nor do we intend to until such a time when we have the minimum $155,000 in capital to implement our plan of operations. Our target is $300,000.

Major costs include the following: (all numbers are approximate and are management's best expectations)

            Website Development:                            $  1,500
            Project Procurement:                            $ 15,000
            Feasibility Study:                              $ 20,000
            Site Preparation:                               $ 35,000
            Seed Stock (1,000 seedlings per hectare
             at $1.00 per tree over 30 hectares):           $ 30,000
            Planting Labor ($0.35 per tree):                $ 10,500
            Planting survey:                                $  2,500
            Travel:                                         $  2,000
            Contingency:                                    $ 15,000
            Verification:                                   $ 25,000
                                                            --------

            Total Estimated Costs:                          $156,500
                                                            ========

Additional costs associated with the project after completion include monitoring costs:

            Monitoring: (Survey every 2 years for first
             6 years than every 9 years until 50 years):    $ 25,000

Revenues from carbon credit sales are estimated as follows:

Price of Carbon: According to the most recent publication forest carbon markets the average weighted price per tonne of CO2 went for $8.89 per tonne using the 78 projects data was generated from in the study. More information can be found at www.ecosystemmarketplace.com. The referenced report is titled "State of the Forest Carbon Markets 2009" its authors include Katherine Hamilton, Unna Chokkalingam, and Maria Bendana. Prices ranged from $1 to $50 with data taken from 78 different forest-based carbon projects located around the world. The weighted price per tonne is the average of each projects total carbon and price. The larger the project the more weight it is given in the calculation. The larger projects in the study tended to demand lower per tonne sales price and as a result management believes 8.89 per tonne is a conservative estimate. This study we are relying upon is made up of projects that vary substantially in forest type and location to our own proposed project. In addition the information is over a year out of date at the time of this Registration Statement. Given that exact up to date information is not available and we have not procured a specific project site we provide projected revenue figures with a margin of error an cannot assure we will receive the exact amount described below.

The projects in closest proximity and forest type to us are those undertaken by Canadian-based Ecosystem Restoration Associates. This corporation's data is used within the State of the Forest Carbon Markets 2009 report but we have looked at this example in closer detail as management believes it is a very close comparison of the type of projects we hope to work on. The transaction price given from the sales in the 2009 fiscal year for Ecosytem Restoration Associates was $8.00 per tonne.

Carbon Capacity: cool temperate forests are shown to store approximately 625 tonnes of carbon per hectare-(this data was taken from an article titled "How Much Carbon Do Different Forests Store & What Size Offsets Your Driving for a Year?" written by Matthew McDermott, in Science & Technology dated March 1,
2010). If we are able to validate a project through third party validation we will be able to market and sell all tonnes of carbon stored per hectare over the life of the project immediately.

REVENUE PROJECTION SCENARIOS:

Using these combined figures revenues from a 30 hectare project are approximately $150,000 using the $8.00 per tonne figure sourced from the 2009 fiscal year transaction from Ecosystem Restoration Associates.

Using these combined figures revenues from a 30 hectare project are approximately $166,700 using the $8.89 per tonne figure sourced from the State of the Forest Carbon markets report.

MARKETS

Voluntary carbon markets nearly doubled in 2008 and are up over 700 percent from 2006 (Earthscan (2009, May 21). Voluntary Carbon Markets Double In Size And Value In 2008. SCIENCEDAILY. Retrieved from http://www.sciencedaily.com /releases/2009/05/090521144206.htm) . For the international carbon offsets market, comprised of both regulated and voluntary carbon offset and credit trading, the current and anticipated trend is of sustained growth, modulated by corporate and government policy developments. The forest-based carbon offsetting industry is heavily affected by international policy and decisions made over the upcoming years will have substantial impacts on the company's success.

International and domestic policy uncertainties continue, and though the Company will try to establish relationships with large and credible ethical organizations and corporations that are committed to climate mitigation, along with marketing, sales, there is no guarantee that markets will continue to be supported by the world's policy makers. Our efforts to establish relationships will include the development of a website for marketing and informational purposes as well as attending conferences and trying to contact companies and organizations to establish and build relationships. The company intends to conduct in-house research on the market place in order to get a better idea of where to begin its efforts once the initial financing has been completed.

MARKETS TYPES

Voluntary Market: The Voluntary Market involves individuals, companies, and organizations who purchase carbon offsets voluntarily to mitigate or neutralize their own greenhouse gas emissions from transportation, electricity use, and other sources. These groups are not obligated to purchase carbon offsets, but choose to for various reasons such as green branding, social corporate responsibility, or choosing to do the "right" thing.

Carbon offset products used in voluntary markets are generally referred to as Verified Emissions Reductions or (VERs)

Krossbow intends to provide the voluntary market with a carbon offset source that is third party validated and verified to the international greenhouse gas project standard "ISO 14064-2" to assure scientific rigor.

Compliant Market: The Compliant Market (or regulated market) involves companies, governments or other entities that buy carbon offsets in order to comply with regulations on the total amount of carbon dioxide they are allowed to emit. Examples of the regulated market are the European Union Emissions Trading System or EU ETS. All companies which abide by these systems are obligated to meet specific carbon emission reduction targets.

COMPETITION

The carbon credit industry is a competitive industry. The Company will compete with numerous other participants in the search for, and the acquisition of, properties and in the marketing of the sale of carbon credits. The Company's competitors will include companies that have substantially greater financial resources, staff and facilities than those of the Company. Our failure to maintain a competitive position within the market could have a materially adverse effect on our business, financial condition and results of operations.

The actual number of companies operating in the forest-based carbon offsetting industry is hard to pin down to an exact number. In the "State of Forest Carbon Markets 2009" report 50 project developers were located world wide. This is not a precise number as to the total amount of companies operating in this space but gives a good idea of the number of companies who have actually completed successful transactions. In actuality there are more companies that have yet to complete a transaction and the State of Forest Carbon Markets 2009 only lists companies that have completed a transaction in 2009. The exact number is not available due to the fact that some companies are very small and will only complete one transaction (private land owners). We are a new company in a competitive industry and could face challenges competing with more developed corporations.

The voluntary carbon markets were valued at between $569 Million and $704 Million in 2008 (Earthscan (2009, May 21). Voluntary Carbon Markets Double In Size And Value In 2008. SCIENCEDAILY. Retrieved from http://www.sciencedaily.com /releases/2009/05/090521144206.htm). No one company makes up a control position of the market place.

INSURANCE

We do not maintain any insurance at present but intend to insure all timber assets if such insurance for carbon projects becomes available. At present there is no insurance available for forest-based carbon projects. . Because we do not have any insurance at present, if we are made a party of a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES

We are a development stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

GOVERNMENT REGULATIONS

The regulatory environment of carbon credits is presently handled by third party organizations that verify the validity and quality of carbon offsetting projects. In order to sell Verified Emission Reduction credits (VER's) and Reduced Emissions from Deforestation and Degradation credits (REDD's) we will be required to have a third party verify the project with an onsite visit. We intend to verify any carbon offsets through ISO 14064 project accounting standard. ISO 14064 is a greenhouse gas project accounting standard developed by the International Organization and Standardization beginning in 2002 and launched in spring of 2006. The standard is meant to be applicable regardless of a country's current climate policy, and does not apply restrictions of project types, size, location and crediting period. Requirements for certification include:

     1. The first part (14064-1) specifies requirements for designing and developing organization or entity-level GHG inventories.

     2. The second part (14064-2) details requirements for quantifying, monitoring and reporting emission reductions and removal enhancements from GHG projects.

     3. The third part (14064-3) provides requirements and guidance for the conducting of GHG information validation and verification.

The verification process is still in its infancy stages and it is possible this process will become more regulated in the future causing increases in time delays and costs for the Company.

We intend to register our projects to ensure credibility and transparence of all aspects from consultation to monitoring.

ITEM 1A. RISK FACTORS

WE ARE AT RISK TO CHANGES IN DOMESTIC AND INTERNATIONAL CARBON POLICY.

The supply and demand fundamentals of carbon credits are determined by governments and international consortiums and are beyond the Company's control. The ability of the company to continue operations will be dependent on the level of adoption and observance of the Kyoto Protocol, the post Kyoto Protocol environment and other initiatives aimed at reducing greenhouse gas emissions. Changes in government and corporate priorities as a result of government deficits, domestic industries or as a result of changes in the prevailing views concerning the impact of greenhouse gases on climate change could adversely affect the observance of the Kyoto Protocol, the adoption of successor protocols, and corporate initiatives.

IF WE ARE UNABLE TO IDENTIFY AND ACQUIRE SUFFICIENT AND SUITABLE LAND UPON WHICH TO PLANT FORESTS OUR BUSINESS WILL FAIL

In order to achieve our business model we need free or inexpensive access to large areas of land that can be support and maintain a forest. If we are unable to procure areas that meet our size and fertility requirements we will not be able to plant the trees needed to obtain carbon credits.

IF WE ARE UNDABLE TO FIND A SUITABLE BUYER FOR CARBON CREDITS OUR BUSINESS WILL FAIL

The carbon credits we intend to produce and sell are voluntary. Buyers of voluntary credits are not bound to purchase due to government regulations or international agreements. Buyers of voluntary credits purchase because they believe it is the socially responsible thing to do or in order to increase corporate image. The market for voluntary credits is still in the development stages and 2008 137.65 million tones of carbon credits were sold for a market value of $36.8 million, "State of the forest carbon markets 2009, Katherine Hamilton, Unna Chokkalingam, and Maria Bendana". If we are unable to capture a portion of this relatively small market our business will fail.

OUR PRESEIDENT AND SOLE DIRECTOR MR. KROPP DOES NOT HAVE EXPERIENCE IN THE FOREST RESTORATION AND CARBON INDUSTRY.

Jason Kropp our President and sole director has no experience in the industry of ecosystem restoration and carbon credit validation. Because of his lack of expertise there is a chance that he will not be able to foresee and plan for all the uncertainties in the marketplace or have the required capacity to implement the Company's Plan of Operations.

IF PRICES OF FOREST-BASED CARBON CREDITS DROP SUBSTANTIALLY OUR BUSINESS COULD FAIL.

The principle factors affecting the Company's revenues are factors which affect the price of carbon credits and are beyond the Company's control. The actual market price of carbon credits fluctuates drastically and the price of Over-The-Counter "OTC" transactions fluctuate to an even greater degree. If prices were to fall substantially our business could fail.

WE ARE AT RISK TO CHANGES IN REGULATIONS AND VERIFICATIONS THAT COULD NEGATIVELY AFFECT THE COMPANY'S PROFITABILITY.

The processes by which carbon credits are created and verified are subject to change and beyond the Company's control. Governments, lobby groups, private firms, and Environmental Non-Government Organizations "ENGO's" all work to create a more efficient and accountable system to bring carbon credits available for market and to assure validity. As the industry matures the regulatory environment will as well. These changes could become more demanding in terms of time and costs and negatively affect the Company's profitability.

WE ARE SUBJECT TO CURRENCY FLUCTUATIONS THAT COULD NEGATIVELY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company may be adversely affected by fluctuations in the rate of exchange of the Canadian dollar and other currencies the Company may do business in. The company at this time does not expect to hedge against currency fluctuations and changes in exchange rates are beyond the Company's control.

WE OPERATE IN A COMPETITIVE INDUSTRY AND WILL COMPETE AGAINST OTHER COMPANY'S THAT COULD NEGATIVELY AFFECT THE COMPANY'S PROFITABILITY.

The carbon credit industry is a competitive industry. The Company will compete with numerous other participants in the search for, and the acquisition of, properties and in the marketing of the sale of carbon credits. The Company's competitors will include companies that have substantially greater financial resources, staff and facilities than those of the Company.

PROJECTS WILL BE AT  RISK OF FIRE, PESTS AND DISEASES

Our assets will be made up of the environmental rights attached to carbon stocks in forests. Forests are at risk to damage from fire, pests and diseases. The company will implements strategies including fuels management, species composition management and pathogen assessments as part of routine monitoring procedures but often forces of nature are outside the control of the company and could require the company to incur losses in order to replace lost carbon stocks.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We anticipate that additional funding will be needed for general administrative expenses and marketing costs. We intend to raise the required funds through an equity placement by filing a secondary registration statement. We will realize no proceeds from the present registration statement and may have difficulties in raising additional funds due to the creation of a secondary market of shares for sale. However, there is no guarantee that we will be able to raise the required cash and because of this our business may fail. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

Travel and project selection
Feasibility studies
Consultants
Registration and Validation
Project Implementation
Measurement and Monitoring
Marketing
Sale Efforts

Our projected budget for our first Canadian based project is $156,500, however our goal is to raise $300,000 for working capital and in order to have capital for unforeseen costs. We will realize no proceeds from the present registration statement and may have difficulties in raising additional funds due to the creation of a secondary market of shares for sale.

The amount of each of the specific costs described above will vary based on the project size, type and location. Reforestation projects have higher costs than do REDD projects due to the need to physically prepare and plant the site.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our sole director.

BECAUSE OUR SOLE OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our sole officer and director, Jason Kropp, will only be devoting limited time to our operations. Mr. Kropp intends to devote 50% of his business time to our affairs. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. It is possible that the demands on Jason Kropp from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Kropp may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

BECAUSE WE HAVE ONLY ONE OFFICER AND DIRECTOR WHO HAS NO FORMAL TRAINING IN FINANCIAL ACCOUNTING AND MANAGEMENT, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

We have only one officer and director. He has no formal training in financial accounting and management; however, he is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls. When the disclosure and accounting controls referred to above are implemented, he will be responsible for the administration of them. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause an investor to lose their investment. However, because of the small size of our expected operations, we believe that he will be able to monitor the controls he will have created and will be accurate in assembling and providing information to investors. Mr. Kropp's lack of training in financial accounting and management my result in a material misstatement of the Company's financial statements. In addition due to the Company's lack of accounting personnel we may be unsuccessful in maintaining effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements of our financial statements.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We will be incurring losses until we build a break-even level of revenue. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We will require additional funds in order to provide proper service to our potential clients. At this time, we cannot assure investors that we will be able to obtain financing. If we are unable to raise needed financing, we will have to delay or abandon further consulting efforts. If we cannot raise financing to meet our obligations, we will be insolvent and will be forced to cease our business operations.

IF JASON KROPP, OUR SOLE OFFICER AND DIRECTOR, SHOULD RESIGN OR DIE, WE WILL NOT HAVE A CHIEF EXECUTIVE OFFICER. THIS COULD RESULT IN OUR OPERATIONS SUSPENDING, AND INVESTORS COULD LOSE THIER INVESTMENT.

We depend on the services of our sole officer and director, Jason Kropp for the future success of our business. The loss of the services of Mr. Kropp could have an adverse effect on our business, financial condition and results of operations. If he should resign or die we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible an investor could lose their entire investment. We do not carry any key personnel life insurance policies on Mr. Kropp and we do not have a contract for his services.

BECAUSE OUR DIRECTOR OWNS 34.3% OF OUR ISSUED AND OUTSTANDING COMMON STOCK, THEY CAN MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our director, Jason Kropp, owns approximately 34.3% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

U.S. INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS SOLE NON-U.S. RESIDENT OFFICER AND DIRECTOR.

While we are organized under the laws of State of Nevada, our sole officer and director is non-U.S. resident. Consequently, it may be difficult for investors to affect service of process on Mr. Kropp in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Kropp based on the civil liability provisions of the United States securities laws. Since our assets will be located in Canada and other non-US countries it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in the United States.

OUR SHARES OF COMMON STOCK ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE TRADING MARKET IN OUR SECURITIES WILL BE LIMITED, WHICH WILL MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of investors' shares.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, a return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock

WE HAVE NO EXPERIENCE AS A PUBLIC COMPANY.

We have never operated as a public company. We have no experience in complying with the various rules and regulations, which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

As a public company we will incur additional costs including but not limited to the following: Audit, Legal, Prospectus printing and drafting, SEC fees, Market Maker, Transfer Agent, and EDGAR filing fees. These costs are expected to run between $12,000 and $40,000 per year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

Since inception, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to shareholders for the year ended March 31, 2011.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over the Counter Bulletin Board.

HOLDERS

We have approximately 31 record holders of our common stock as of March 31, 2011.

DIVIDEND POLICY

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this S-1, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein.

PLAN OF OPERATION

COMPLETION OF OFFERING

We are in the process of trying to complete an additional public offering and file an additional registration statement registering the newly issued shares. There is no assurance that we will be able to file and complete our offering of newly issued shares within 180 days. We intend to concentrate all our efforts on raising capital during this period. We do not plan to begin business operations until we complete our public offering.

We will require additional financing of $300,000 in order to proceed with our full business plan for a full year. We will realize no proceeds from the present registration statement and may have difficulties in raising additional funds due to the creation of a secondary market of shares for sale. We cannot commence our plan of operations even if this Registration Statement goes effective because we will not receive any proceeds from the sale of shares. We can only commence operations if we raise cash through the future sale of shares.

We plan to sell additional common shares in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We also may receive loans from our directors and officers. We currently do not have any arrangements in place for obtaining director loans and there is no assurance that we will be successful in completing any equity financing. Once the present registration statement is effective there will be a ready market of secondary shares for sale, from which we will receive no proceeds. This will make it difficult to complete our secondary offering and the future share price will dictate the price of any additional raises.

PROCURE INITIAL PROJECT IN CANADA (1 MONTH-AFTER COMPLETION OF ADDITIONAL FINANCING)

We intend to use a forest/pastureland interface in the province of Alberta for an initial project. Forest /pastureland interface is any land that is suitable for both forestry and agricultural purposes. The process includes negotiating with landowners for environmental rights, in exchange for planning of areas free of charge and lumber rights going to the landowner. There are many large areas of pasture land at the edge of forested land that are able to support a forest. The business relationship works because we are able to get the environmental rights to the land in exchange for planning a forest that will provide harvestable timber for the land owner of the property at some point in the future. At present we have not negotiated any agreements and if we are unable to our business plan could fail. Several suitable projects have been identified but no advanced steps have been taken to draft contracts or begin initial feasibility studies. We require additional capital to initiate a feasibility study and have legal contracts drafted. The projected cost for procurement of a project is $15,000.

INITIATE FEASIBILITY STUDY (2 WEEKS AFTER PROCUREMENT OF INITIAL PROJECT)

In order to assess the economic viability of our initial project we intend to conduct a feasibility study where by growth and yield data will be used to calculate carbon potential of the chosen project. The carbon potential will be used to calculate revenues while costs will be determined by price of seed stock, labor, verification, overhead and monitoring costs. Costs associated with the feasibility study are expected to be $20,000

IMPLEMENT WORK PROGRAM (1-2 MONTH(S)-AFTER COMPLETION OF FEASIBILITY STUDY)

If the results of the feasibility study show positive economics we will implement the site specific work program. The specific characteristics of the chosen site will determine how much planting and site preparation is required and how much preservation of existing vegetation is required. In order to complete our work program the following costs will likely be incurred:

Legal- documents drafted to define terms of environmental rights, property rights and responsibilities.

Seed Stock- seedlings will need to be purchased from local stock providers.

Labor- planting sites will need to be cleared and prepared and a planting crew will need to be hired in order to complete the afforestation/reforestation.

Monitoring- costs associated with assuring the planted and protected trees are growing to their potential and that adverse growing conditions, pests, fire and disease have not negatively affected growth. This cost will not be incurred at the time of the work program but a liability will be added to the balance sheet. Costs associated with implementation of the work program are expected to be $95,000

VERIFY CARBON CREDITS (1 MONTH-AFTER COMPLETION OF WORK PROGRAM)

Once the work program has been completed the project will undergo a review by a third party. We intend to verify any carbon offsets through ISO 14064 project accounting standard. ISO 14064 is a greenhouse gas project accounting standard developed by the International Organization and Standardization beginning in 2002 and launched in spring of 2006. The standard is meant to be applicable regardless of a country's current climate policy, and does not apply restrictions of project types, size, location and crediting period. Requirements for certification include:

     1. The first part (14064-1) specifies requirements for designing and developing organization or entity-level GHG inventories.

     2. The second part (14064-2) details requirements for quantifying, monitoring and reporting emission reductions and removal enhancements from GHG projects.

     3. The third part (14064-3) provides requirements and guidance for the conducting of GHG information validation and verification.

Costs associated with verification are expected to cost $25,000. The verification process is required only once per project after the trees have been planted. Depending on the size and location of the poject the monitoring requirements may vary slightly. The resons for variation are due to access, species diversity, and forest risks including pests, pathogens and fire.

In a forest-based carbon offsetting project all the credits are procured and registered for sale once the project have been verified. Our company however will be responsible for monitoring the site and assuring the forest is healthy and in place for the term of the contract. A typical monitoring program includes a site visit or aerial survey every 5-10 years. We have budgeting $25,000 for our initial project to be put aside for this obligation.

LOCATE BUYER FOR VERIFIED EMISSIONS (1-3 MONTH(S)-AFTER CREDITS ARE VERIFIED)

Once the carbon credits have been verified we will have the ability to sell the carbon credits associated with the project. We intend to focus our sales efforts on voluntary markets:

Voluntary Market: The Voluntary Market involves individuals, companies, and organizations who purchase carbon offsets voluntarily to mitigate or neutralize their own greenhouse gas emissions from transportation, electricity use, and other sources. These groups are not obligated to purchase carbon offsets, but choose to for various reasons such as green branding, social corporate responsibility, or choosing to do the "right" thing.

Carbon offset products used in voluntary markets are generally referred to as Verified Emissions Reductions or (VERs)

At present the company has no buyers for potential carbon credits. There is no guarantee we will be able to source a buyer at a secured price to achieve profitable operations. If we are unable to find a suitable buyer for our potential carbon credits our business may fail.

SUMMARY

In summary, we are currently focused on sourcing financing options to move the project forward. The completion or our first operational project should take 5-7 months from identification to final sale of verified carbon credits. In addition to the costs and stages described above the company will be responsible for monitoring of the forested area for the length of the contract (approximately 50 years). This liability is expected to cost $25,000.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up company and have not generated any revenues. We cannot guarantee success of our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS FOR PERIODS ENDING MARCH 31, 2011 AND 2010

We did not earn any revenues from our incorporation on September 17, 2009 to March 31, 2011. We incurred operating expenses in the amount of ($37,057) for the period from our inception on September 17, 2009 through March 31, 2011.

These operating expenses were comprised incorporation costs, web-marketing and other development costs.

We did not earn any revenues from our incorporation on September 17, 2009 to March 31, 2010. We incurred operating expenses in the amount of ($6,211) for the period from our inception on September 17, 2009 through March 31, 2010. These operating expenses were comprised incorporation costs, web-marketing and other development costs.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Silberstein Ungar, PLLC, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2011 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2011, our internal control over financial reporting were not effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name                      Age                       Position
----                      ---                       --------

Jason Kropp               41             President, CEO, Secretary, Treasurer,
                                         CFO, and Director

JASON KROPP - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER AND OUR SOLE DIRECTOR.

Since our inception on September 17, 2009, Jason Kropp has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors. Mr. Kropp attended the University of British Columbia where he obtained degrees and Economics in 1994. After completing his education in 1994 Jason went on to join Berja Group Ltd, an Edmonton based company that provides a wide range of services in the Petroleum and Chemical Industry. Mr Kropp runs the business end of Beria while his brother runs the technical end. Jason's responsibilities include business development as well as operations management. He is often traveling to build business relationships with clientele and overseeing work completed by Berja Group. Jason has not been a member of the board of directors of any corporations during the last five years. He intends to devote approximately 50% of his business time to our affairs.

During the past five years, Mr. Kropp has not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Kropp was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Kropp's involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPENSATION OF DIRECTORS

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

FAMILY RELATIONSHIPS

There are no family relationships on the Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal year ended March 31, 2011, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our Chief Technology Officer whose total compensation was zero.

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Jason Kropp     2011     --         --          --          --           --               --             --             --
President, CEO,
Secretary,
Treasurer, CFO,
and Director

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

None.

OPTION EXERCISES AND STOCK VESTED TABLE

None.

PENSION BENEFITS TABLE

None.

NONQUALIFIED DEFERRED COMPENSATION TABLE

None.

ALL OTHER COMPENSATION TABLE

None.

PERQUISITES TABLE

None.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

None.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 31, 2011, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and
(iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 2 East Congress St., Suite 900 Tucson, AZ 85701.

                  Name, Title and                           Percent of Class
                     Address of          Amount of        --------------------
                  Beneficial Owner       Beneficial        Before      After
Title Of Class       of Shares           Ownership        Offering    Offering
--------------       ---------           ---------        --------    --------

                   Jason Kropp          1,100,000 (1)      34.3%      34.3%(2)
                   President, CEO,
                   Secretary, Treasurer,
                   CFO, and Director

----------
(1) Jason Kropp's wife, Patricia Kropp, is the beneficial owner of 100,000 shares of common stock. 100,000 of the 1,100,000 shares listed in the above table are owned by Patricia Kropp.
(2) The percent of class is based on 3,200,000 shares of common stock issued and outstanding as of the date of this prospectus.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Silberstein Ungar, PLLC in 2011 and 2010 were as follows:

                                       2011                   2010
                                 Silberstein Ungar,     Silberstein Ungar,
                                       PLLC                   PLLC
                                       ----                   ----

        Audit Fees                    $8,000                 $6,750
        Audit-Related Fees (2)             0                      0
        Tax Fees (3)                       0                      0
        All Other Fees (4)                 0                      0
                                      ------                 ------

        Total                         $8,000                 $6,750
                                      ======                 ======

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2011 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 114 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

PRE-APPROVAL POLICIES

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided;
(2) were not recognized as non-audit services at the time of the engagement; and
(3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1      Articles of Incorporation (1)

3.2      By-laws (1)

31.1 Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1     Section 1350 Certification of the Chief Executive Officer (2)

32.2     Section 1350 Certification of the Chief Financial Officer (2)

----------
(1) Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on October 14, 2009.
(2)  Filed herein.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 20th day of June 2011.


                                         By: /s/ Jason Kropp
                                             -----------------------------------
                                             Jason Kropp President, CEO,
                                             Secretary, Treasurer, CFO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures                                            Title                                      Date
----------                                            -----                                      ----


By: /s/ Jason Kropp                    President, Chief Executive Officer, Secretary,       June 20, 2011
    ----------------------------       Treasurer Chief Financial Officer, Director
    Jason Kropp

                             KROSSBOW HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2011

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheets as of March 31, 2011 and 2010                                 F-2

Statements of Operations for the periods ended
March 31, 2011 and 2010 and for the period from
September 17, 2009 (Date of Inception) to March 31, 2011                     F-3

Statement of Stockholders' Equity (Deficit) as of March 31, 2011             F-4

Statements of Cash Flows for the periods ended
March 31, 2011 and 2010 and for the period from
September 17, 2009 (Date of Inception) to March 31, 2011                     F-5

Notes to Financial Statements                                                F-6

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Krossbow Holding Corp.
Edmonton, Alberta, Canada

We have audited the accompanying balance sheets of Krossbow Holding Corp., as of March 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the periods then ended and the period from September 17, 2009 (date of inception) to March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krossbow Holding Corp., as of March 31, 2011 and 2010 and the results of their operations and cash flows for the periods then ended and the period from September 17, 2009 (date of inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Krossbow Holding Corp. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
June 3, 2011

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AT MARCH 31, 2011 AND 2010

                                                                           2011               2010
                                                                         --------           --------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                              $    933           $ 25,450
                                                                         --------           --------

      TOTAL ASSETS                                                       $    933           $ 25,450
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Current Liabilities
  Accrued Expenses                                                       $  3,500           $  4,582
  Notes payable - related party                                             8,490              1,079
                                                                         --------           --------
TOTAL LIABILITIES                                                          11,990              5,661
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, Par Value $0.001, 75,000,000 Shares Authorized,
   3,200,000 Shares Issued and Outstanding                                  3,200              3,200
  Additional Paid in Capital                                               22,800             22,800
  Deficit Accumulated During the Development Stage                        (37,057)            (6,211)
                                                                         --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (11,057)            19,789
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $    933           $ 25,450
                                                                         ========           ========


    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2011 AND 2010
FOR THE PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO MARCH 31, 2011

                                                                                                 Period from
                                                                                              September 17, 2009
                                                        Year ended          Period ended    (Date of Inception) to
                                                         March 31,            March 31,            March 31,
                                                           2011                 2010                 2011
                                                        ----------           ----------           ----------
GROSS REVENUES                                          $        0           $        0           $        0
                                                        ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                         28,788                3,500               32,288
  General and administrative                                 2,058                2,711                4,769
                                                        ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                    30,846                6,211               37,057
                                                        ----------           ----------           ----------
LOSS FROM OPERATIONS                                       (30,846)              (6,211)             (37,057)

OTHER EXPENSES                                                   0                    0                    0
                                                        ----------           ----------           ----------
NET LOSS BEFORE INCOME TAXES                               (30,846)              (6,211)             (37,057)
                                                        ----------           ----------           ----------
PROVISION FOR INCOME TAXES                                       0                    0                    0
                                                        ----------           ----------           ----------

NET LOSS                                                $  (30,846)          $   (6,211)          $  (37,057)
                                                        ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                       3,200,000              716,327
                                                        ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED                   $    (0.01)          $    (0.01)
                                                        ==========           ==========


    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO MARCH 31, 2011

                                                                                                  Deficit
                                                                                                Accumulated
                                                    Common Stock                Additional      During the
                                               ----------------------            Paid in        Development
                                               Shares          Amount            Capital           Stage             Total
                                               ------          ------            -------           -----             -----
Inception, September 17, 2009                         0      $        0        $        0        $        0        $        0
                                             ----------      ----------        ----------        ----------        ----------
Common stock issued to founder at
 $0.004 per share                             1,000,000           1,000             3,000                --             4,000
Common stock issued for cash at
 $0.01 per share                              2,200,000           2,200            19,800                --            22,000
Net loss for the period ended
 March 31, 2010                                      --              --                --            (6,211)           (6,211)
                                             ----------      ----------        ----------        ----------        ----------
Balance, March 31, 2010                       3,200,000           3,200            22,800            (6,211)           19,789

Net loss for the year ended March 31, 2011           --              --                --           (30,846)          (30,846)
                                             ----------      ----------        ----------        ----------        ----------

Balance, March 31, 2011                       3,200,000      $    3,200        $   22,800        $  (37,057)       $  (11,057)
                                             ==========      ==========        ==========        ==========        ==========


    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2011 AND 2010
FOR THE PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO MARCH 31, 2011

                                                                                                   Period from
                                                                                                 September 17, 2009
                                                              Year ended        Period ended   (Date of Inception) to
                                                               March 31,          March 31,          March 31,
                                                                 2011               2010               2011
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                      $(30,846)          $ (6,211)          $(37,057)
                                                               --------           --------           --------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES:
   Changes in Assets and Liabilities
   Increase (Decrease) in Accrued Expenses                       (1,082)             4,582              3,500
                                                               --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                (31,928)            (1,629)           (33,557)
                                                               --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Notes Payable - Related Party                     7,411              1,079              8,490
  Proceeds From the Sale of Common Stock                              0             26,000             26,000
                                                               --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              7,411             27,079             34,490
                                                               --------           --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (24,517)            25,450                933

CASH AND CASH EQUIVALENTS - BEGINNING                            25,450                  0                  0
                                                               --------           --------           --------

CASH AND CASH EQUIVALENTS - ENDING                             $    933           $ 25,450           $    933
                                                               ========           ========           ========
Supplemental Cash Flow Information:
  CASH PAID FOR INTEREST                                       $      0           $      0           $      0
                                                               ========           ========           ========
  CASH PAID FOR INCOME TAXES                                   $      0           $      0           $      0
                                                               ========           ========           ========


    The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Krossbow Holding Corp. ("the Company" or "Krossbow") was incorporated under the laws of the State of Nevada, U.S. on September 17, 2009. The Company is in the development stage and it intends to design and construct eco-friendly self assembly housing and storage structures. The Company intends to build a product that will be well suited to a more environmentally conscious market looking for affordable quality housing and storage that can be put together easily and quickly. Initially the target market will be the resort and cabin markets of Europe, Asia and North America.
The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, September 17, 2009 through March 31, 2011 the Company has accumulated losses of $37,057.

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

Fair Value of Financial Instruments
The carrying value of cash, accrued expenses, and notes payable - related party approximate their fair value due to the short period of these instruments.

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

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011


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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of March 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Krossbow does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - ACCRUED EXPENSES

Accrued expenses at March 31, 2011 consisted of amounts owed to the Company's outside independent auditors.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

On September 17, 2009, the sole Director and President, Jason Kropp loaned the Company $1,079. The loan is non-interest bearing, unsecured and due upon demand.

During the year ended March 31, 2011, the director loaned the company an additional $7,411 to fund operations. The loans are non-interest bearing, unsecured and due on demand.

The total due to the director was $8,490 as of March 31, 2011.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011


NOTE 4 - CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In December 2009, the Company issued 1,000,000 shares of common stock at a price of $0.004 per share for total cash proceeds of $4,000.

In January through March 2010, the Company issued 2,200,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $22,000.

There were no additional shares issued during the year ended March 31, 2011. The Company has 3,200,000 shares of common stock issued and outstanding as of March 31, 2011.

NOTE 5 - INCOME TAXES

For the year ended March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $37,000 at March 31, 2011, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the periods ended March 31:

                                                       2011             2010
                                                     --------         --------
Federal income tax benefit attributable to:
  Current operations                                 $ 10,488         $  2,112
  Less: valuation allowance                           (10,488)          (2,112)
                                                     --------         --------

Net provision for Federal income taxes               $      0         $      0
                                                     ========         ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                       2011             2010
                                                     --------         --------
Deferred tax asset attributable to:
  Net operating loss carryover                       $ 12,600         $  2,112
  Less: valuation allowance                           (12,600)          (2,112)
                                                     --------         --------

Net deferred tax asset                               $      0         $      0
                                                     ========         ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $37,057 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011


NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $37,057 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2011 to June 3, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.