Form 10-Q
period 2011-06-30
KROSSBOW HOLDING CORP
filed 2011-08-02
CIK 1488934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2011

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

                831-77th Avenue Edmondon, Alberta, Canada T6P 1S9
                    (Address of principal executive offices)

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                       Outstanding as of June 30, 2011
     -----                                       -------------------------------
Common Stock, $0.01                                         3,200,000

                             KROSSBOW HOLDING CORP.

                                    FORM 10-Q

Part 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statement of Stockholders' Equity                              5
               Statements of Cash Flows                                       6
               Notes to Financial Statements                                  7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14

Item 4.    Controls and Procedures                                           14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.    Defaults Upon Senior Securities                                   15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits                                                          15

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AT JUNE 30, 2011 AND MARCH 31, 2011 (UNAUDITED)

                                                                 June 30, 2011      March 31, 2011
                                                                 -------------      --------------
ASSETS

Current Assets
  Cash and cash equivalents                                        $  1,567            $    933
                                                                   --------            --------

TOTAL ASSETS                                                       $  1,567            $    933
                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
  Accrued expenses                                                 $    255            $  3,500
  Note payable - related party                                       17,490               8,490
                                                                   --------            --------

TOTAL LIABILITIES                                                    17,745              11,661
                                                                   --------            --------

STOCKHOLDERS' EQUITY
  Common stock, par $0.001, 75,000,000 shares authorized,
   3,200,000 shares issued and outstanding                            3,200               3,200
  Paid in capital                                                    22,800              22,800
  Deficit accumulated during the development stage                  (42,178)            (37,057)
                                                                   --------            --------

TOTAL STOCKHOLDERS' EQUITY                                          (16,178)            (11,057)
                                                                   --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,567            $    933
                                                                   ========            ========


The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO JUNE 30, 2011

                                                                                                    Period from
                                                                                                 September 17, 2009
                                                                                                     (Date of
                                               Three months ended       Three months ended         Inception) to
                                                 June 30, 2011            June 30, 2010            June 30, 2011
                                                 -------------            -------------            -------------
GROSS REVENUES                                    $         0              $         0              $         0

OPERATING EXPENSES                                      5,121                   19,570                   42,178
                                                  -----------              -----------              -----------

LOSS FROM OPERATIONS                                   (5,121)                 (19,570)                 (42,178)

OTHER EXPENSES                                              0                        0                        0
                                                  -----------              -----------              -----------

NET LOSS BEFORE INCOME TAXES                           (5,121)                 (19,570)                 (42,178)

PROVISION FOR INCOME TAXES                                  0                        0                        0
                                                  -----------              -----------              -----------

NET LOSS                                          $    (5,121)             $   (19,570)             $   (42,178)
                                                  ===========              ===========              ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       3,200,000                3,200,000
                                                  ===========              ===========

NET LOSS PER SHARE                                $     (0.01)             $     (0.01)
                                                  ===========              ===========


The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO JUNE 30, 2011

                                                                                           Deficit
                                                                                         Accumulated
                                                    Common Stock          Additional     During the
                                               ----------------------      Paid in       Development
                                               Shares          Amount      Capital          Stage           Total
                                               ------          ------      -------          -----           -----
Inception, September 17, 2009                         0      $     0       $      0       $       0       $       0
                                             ----------      -------       --------       ---------       ---------
Common stock issued to founder at
 $0.004 per share                             1,000,000        1,000          3,000              --           4,000

Common stock issued for cash at
 $0.01 per share                              2,200,000        2,200         19,800              --          22,000

Net loss for the period ended
 March 31, 2010                                      --           --             --          (6,211)         (6,211)
                                             ----------      -------       --------       ---------       ---------
Balance, March 31, 2010                       3,200,000        3,200         22,800          (6,211)         19,789

Net loss for the year ended
 March 31, 2011                                      --           --             --         (30,846)        (30,846)
                                             ----------      -------       --------       ---------       ---------

Balance, March 31, 2011                       3,200,000        3,200         22,800         (37,057)        (11,057)

Net loss for the period ended
 June 30, 2011                                       --           --             --          (5,121)         (5,121)
                                             ----------      -------       --------       ---------       ---------

Balance, June 30, 2011                        3,200,000      $ 3,200       $ 22,800       $ (42,178)      $ (16,178)
                                             ==========      =======       ========       =========       =========


The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM SEPTEMBER 17, 2009 (INCEPTION) TO JUNE 30, 2011

                                                                                                       Period from
                                                                                                    September 17, 2009
                                                                                                        (Date of
                                                      Three months ended     Three months ended       Inception) to
                                                        June 30, 2011          June 30, 2010          June 30, 2011
                                                        -------------          -------------          -------------
Cash Flows from Operating Activities:
  Net loss for the period                                 $ (5,121)               $(19,570)              $(42,178)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
     Changes in Assets and Liabilities
     Increase (decrease) in accrued expenses                (3,245)                 (3,332)                   255
                                                          --------                --------               --------
Net Cash Used in Operating Activities                       (8,366)                (22,902)               (41,953)
                                                          --------                --------               --------

Cash Flows from Financing Activities:
  Proceeds from note payable - related party                 9,000                       0                 17,490
  Proceeds from the sale of common stock                         0                       0                 26,000
                                                          --------                --------               --------
Net Cash Provided by Financing Activities                    9,000                       0                 43,490
                                                          --------                --------               --------

Net Increase (Decrease) in Cash and Cash Equivalents           634                 (22,902)                 1,567

Cash and Cash Equivalents - Beginning                          933                  25,450                      0
                                                          --------                --------               --------

Cash and Cash Equivalents - Ending                        $  1,567                $  2,548               $    933
                                                          ========                ========               ========

Supplemental Cash Flow Information:
  Cash paid for interest                                  $      0                $      0               $      0
                                                          ========                ========               ========
  Cash paid for income taxes                              $      0                $      0               $      0
                                                          ========                ========               ========


The accompanying notes are an integral part of the financial statements.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011


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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, September 17, 2009 through June 30, 2011 the Company has accumulated losses of $42,178.

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

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011


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

As of June 30, 2011, the Company has not issued any stock-based payments to its employees.

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

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011


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

NOTE 3 - ACCRUED EXPENSES

Accrued expenses at June 30, 2010 consisted of amounts owed to the Company's outside independent auditors.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

On September 17, 2009, the sole Director and President, Jason Kropp loaned the Company $1,079. The loan is non-interest bearing, unsecured and due upon demand. During the year ended March 31, 2011, the director loaned the company an additional $7,411 to fund operations. During the three-month period ended June 30, 2011 the director loaned the company an additional $9,000 to fund operations. The loans are non-interest bearing, unsecured and due on demand.

The total due to the director was $17,490 as of June 30, 2011.

KROSSBOW HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011


NOTE 5 - INCOME TAXES

For the periods ended June 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $42,000 at June 30, 2011, and will expire beginning in the year 2010.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Net deferred tax assets consist of the following components as of:

                                                      2011
                                                    --------

                  NOL Carryover                     $ 14,280
                  Valuation allowance                (14,280)
                                                    --------
                  Net deferred tax asset            $     --
                                                    ========

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $42,178 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2011 to July 5, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2010 AND THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2009) TO JUNE 30, 2011

Our net loss for the three-month period ended June 30, 2011 was ($5,121) compared to net losses of (19,570) and ($42,178) during the three months endsed June 30, 2010 and the period from inception (September 17, 2009) to June 30, 2011. We have not generated any revenue since inception.

During the three-month period ended June 30, 2011, we incurred general and administrative expenses of $5,121 compared to general and administrative expense of $19,570 during the three months ended June 30, 2010 and $42,178 incurred during the period from inception (September 17, 2009) to June 30, 2011. General and administrative expenses incurred during all periods since inception were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement.

Our net loss during the three-month period ended June 30, 2011 was ($5,121) or ($0.00) per share compared to net losses of ($19,570) or ($0.00) per share and ($42,178) or ($0.01) per share during the three months ended June 30, 2010 and the period from inception (September 17, 2009) to June 30, 2011. The weighted average number of shares outstanding was 3,200,000 for the three-month periods ended June 30, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED JUNE 30, 2011

At June 30, 2011, our current assets were $1,567 and our total liabilities were $17,745, which resulted in a working capital deficit of ($16,178). At June 30, 2011, current assets were comprised of $1,567 in cashand current liabilities were comprised of $17,490 in loan from director and $255 in accrued expenses.

Stockholders' deficit increased from a deficit of ($11,057) for fiscal year ended March 31, 2011 to ($16,178) at June 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended June 30, 2011, net cash flows used in operating activities was ($8,366) consisting primarily of a net loss of ($5,121). Net cash flows used in operating activities was ($22,902 and ($41,953) for the three months ended June 30, 2010 and the period from inception (September 17, 2009) to June 30, 2011, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month periods ended June 30, 2011 and June 30, 2010, we generated $9,000 and $0 cash from financing activities. For the period from inception (September 17, 2009) to June 30, 2011, net cash provided by financing activities was $43,490 received from sale of common stock and loans from Director.

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

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment for fiscal year 2010. During the period from inception (September 17, 2009) to June 30, 2011, Jason Kropp, our Chief Executive Officer and a director, loaned us $17,745. The loans are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                         KROSSBOW HOLDING CORP.

Dated: August 2, 2011
                                         By: /s/ Jason Kropp
                                             -----------------------------------
                                             Jason Kropp, President and
                                             Chief Executive Officer

Dated: August 2, 2011
                                         By: /s/ Jason Kropp
                                             -----------------------------------
                                             Jason Kropp Chief Financial Officer