Form 10-Q
period 2011-09-30
Scio Diamond Technology Corp
filed 2011-11-14
CIK 1488934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number: 333-166786

SCIO DIAMOND TECHNOLOGY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-0971332
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

411 University Ridge Suite D
Greenville, SC 29601.
 (Address of principal executive offices)

(864) 346-2733
(Issuer's telephone number)

with a copy to:
Zouvas Law Group P.C.
2368 Second Avenue
San Diego, CA 92101
Telephone (619) 688.1116
Facsimile: (619) 688.1716

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      ☐                                                                   Accelerated Filer                       ☐

Non-Accelerated Filer         ☐                                                                   Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒  No

As of September 30, 2011, there were 21,917,570 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Page - 1

SCIO DIAMOND TECHNOLOGY, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Scio Diamond Technology, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "SCIO" refers to Scio Diamond Technology, Inc.

PART I - FINANCIAL INFORMATION

Page - 2

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX	Page
Unaudited Condensed Balance Sheet as of September 30, 2011 and Audited Condensed Balance Sheet as of December 31, 2010	F-1
Unaudited Condensed Statement of Operations for the Three Months Ended September 30, 2011 and 2010 and the Six Months Ended September 30, 2011 and 2010	F-2
Unaudited Condensed Statement of Cash Flows for the Six Months Ended September 30, 2011 and 2010	F-3
Unaudited Condensed Statement of Changes in Stockholders Equity for the Six Months Ended September 30, 2011 and the Year Ended March 31, 2011	F-4
Notes to Condensed Consolidates Financial Statements	F-5

Page - 3

SCIO DIAMOND TECHNOLOGY, INC
(Formerly Krossbow Holding Corp.)
BALANCE SHEETS
September 30, 2011 and March 31, 2011
(UNAUDITED)

	September 30,	March 31,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$545,400	$933

Total Current Assets	545,400	933

Properties, Equipment, and Buildings:
Equipment	1,750,000	-
Patents	250,000	-
Intangibles	260,000	-

Total Properties, Equipment, and Buildings	2,260,000	-

TOTAL ASSETS	$2,805,400	$933

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$1,377,500	$-
Accounts payable	31,300	$3,500
Accounts payable - related parties	-	8,490

Total Current Liabilities	1,408,800	11,990

Shareholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares authorized
21,917,570 and 3,200,000 shares issued and outstanding at
September 30, 2011 and March 31, 2011, respectively	21,918	6,400
Additional paid-in capital	1,693,146	19,600
Accumulated (deficit)	(318,464)	(37,057)

Total Shareholders' Equity	1,396,600	(11,057)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,805,400	$933

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SCIO DIAMOND TECHNOLOGY, INC
(Formerly Krossbow Holding Corp.)
STATEMENT OF OPERATIONS
For the Three and Six Month Periods ended September 30, 2011 and 2010
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months	September 17, 2009
	Ended	Ended	Ended	Ended	(Inception)
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Revenue
Gross Revenue	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	84,260	-	84,260	-	84,260
Marketing Costs	172,891	-	172,891	-	172,891
Corporate general and administrative	19,135	2,110	24,256	21,680	61,313

Loss from Operations	(276,286)	(2,110)	(281,407)	(21,680)	(318,464)
Other Income (Expense)
Other expense	-	-	-	-	-

Net (Loss)	$(276,286)	$(2,110)	$(281,407)	$(21,680)	$(318,464)
(Loss) per share
Basic and fully diluted:
Weighted average number
of shares outstanding	21,917,570	6,400,000	21,917,570	6,400,000
(Loss) per share	$(0.01)	$(0.00)	$(0.01)	$0.00)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SCIO DIAMOND TECHNOLOGY, INC
(Formerly Krossbow Holding Corp.)
STATEMENT OF STOCKHOLDERS EQUITY
September 17, 2009 (Inception) to September 30, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital	Deficit Accumulated During the Development Stage	Total
Inception, September 17, 2009	-	$-	$-	$-	$-
Common stock issued to founder
at $0.004 per share	2,000,000	$2,000	$2,000	-	$4,000
Common stock issued for cash
at $.0.01 per share	4,400,000	4,400	17,600	-	$22,000
Net loss for period ended March 31, 2010	-	-	-	(6,211)	$(6,211)

Balance, March 31, 2010	6,400,000	6,400	19,600	(6,211)	19,789
Net loss for period ended March 31, 2011	-	-	-	(30,846)	(30,846)

Balance, March 31, 2011	6,400,000	6,400	19,600	(37,057)	(11,057)
Shares issued for Scio Diamond purchase	13,000,000	13,000	247,000	-	260,000
Common stock issued for cash, net of fees,
at $.0.70 per share	2,517,570	2,518	1,426,546	-	1,429,064
Net loss for the six months ended
September 30, 2011	-	-	-	(281,407)	(281,407)

Balance, September 30, 2011	21,917,570	$21,918	$1,693,146	$(318,464)	$1,396,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SCIO DIAMOND TECHNOLOGY, INC
(Formerly Krossbow Holding Corp.)
STATENENT OF CASH FLOWS
For the Six Months ended September 30, 2011 and 2010
(UNAUDITED)

	Six Months	Six Months	September 17, 2009
	Ended	Ended	(Inception) through
	September 30,2011	September 30,2010	September 30,2011

Cash flows from operating activities:
Net (loss)	$(281,407)	$(21,680)	$(318,464)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Changes in current assets and liabilities:
Increase (decrease) in accrued expenses	271,810	(4,222)	283,800

Net cash (used) in provided by operating activities	(9,597)	(25,902)	(34,664)

Cash flows from investing activities:
Purchase of Apollo assets	(2,000,000)	-	(2,000,000)

Net cash (used) in investing activities	(2,000,000)	-	(2,000,000)

Cash flows from financing activities
Proceeds from note payable - related party	-	2,000	-
Sale of common stock - net of fees	1,429,064	-	1,455,064
Proceeds from Apollo payable net of repayments	1,125,000	-	1,125,000

Net cash provided by financing activities	2,554,064	2,000	2,580,064
Net increase in cash and cash equivalents	544,467	(23,902)	545,400
Cash and cash equivalents, beginning of period	933	25,450	-
Cash and cash equivalents, end of period	$545,400	$1,548	$545,400
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-cash investing and financing activities:
Common stock issued for intangible	$260,000	$-	$260,000
Acquisition of intangible	$(260,000)	$-	$(260,000)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SCIO DIAMOND TECHNOLOGY, INC
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Scio Diamond Technology Corporation (the “Company”) was incorporated under the laws of the state of Nevada as Krossbow Holding Corp. on September 17, 2009.  The original business plan of the Company was focused on offsetting C02 emissions through the creation and protection of forest-based carbon “sinks”. The Company has since abandoned its original business plan and restructured its business to focus on man-made diamond technology development.

On July 13, 2011 the Board of Directors of the Scio Diamond Technology Corporation, a Nevada Corporation (the “Company”), (formerly Krossbow Holding Corporation) resolved to authorize a 2-for-1 forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock will be exchanged for two (2) new shares of the Company's common stock, to become effective on August 5, 2011. As a result, once the forward split is declared effective by the Financial Industry Regulatory Authority, the issued and outstanding shares of common stock will increase from 3,200,000 prior to the forward split to 6,400,000 following the forward split. The forward split shares are payable upon surrender of certificates to the Company's transfer agent.   The accompanying financial statements and notes give retroactive effect to the forward split for all periods presented.

GOING CONCERN

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, September 17, 2009 through September 30, 2011 the Company has accumulated losses of $318,464.

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended March 31, 2011.  The interim results for the six months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year.

ACCOUNTING BASIS

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a March 31 fiscal year end.

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
As of September 30, 2011, the Company has not issued any stock-based payments to its employees.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events".  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.)

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

Page - 9

NOTE 2 – ASSET PURCHASE

On August 31, 2011 the Company completed a purchase of certain assets from ADI. The assets included certain Intellectual Property, Diamond Growers and Related Equipment. The purchase price was $2,000,000 and secured by a note.

The following table summarizes the fair values of the assets acquired at the acquisition date:

Property, Plant and Equipment	$1,750,000
Patents	250,000

Total identifiable Assets Acquired	$2,000,000

The purchase price allocation is preliminary. The preliminary estimates of fair values recorded are determined by management on various market and asset appraisals. The final determination of the purchase price will be based on fair values of the assets acquired. The purchase price allocation will remain preliminary until the Company completes a third-party valuation and determines the fair value of the assets acquired. The final amounts allocated to the assets acquired could differ significantly from the preliminary recorded amounts.

NOTE 3 - NOTE PAYABLE

On August 31, 2011, the Company executed an Asset Purchase Agreement with Apollo Diamond, Inc.  Under the terms of the agreement, the Company shall pay $1,000,000 as stipulated between the Parties and a $1,000,000 promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012 in consideration for ADI’s Diamond Growing Machines and Intellectual Property related thereto.

On August 3, 2011 the Company entered into a Loan Agreement in the amount of $250,000 for services rendered.  This promissory note bears interest of 6% annually and is due and owing in full on February 2, 2012 in the amount of $257,500 including interest of $7,500.

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

During the quarter ending September 30, 2011, the Company issued 18,717,570 shares of common stock.  13,000,000 shares were issued purchasing the name “Scio Diamond Technology Corporation”.  3,200,000 shares were issued in a 2-for-1 forward split from Krossbow Holding Corp. shareholders.  2,517,570 shares were issued at a price of $0.70 per share for total cash proceeds, net of fees, of $1,429,064.  The Company has 21,917,570 shares of common stock issued and outstanding as of September 30, 2011.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2011 to July 5, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Page - 10

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND THE PERIOD FROM INCEPTION TO JUNE 30, 2011

Our net loss for the three-month period ended September 30, 2011 was ($276,286) compared to net losses of (2,110) and ($318,464) during the three months ended September 30, 2010 and the period from inception (September 17, 2009) to September 30, 2011. We have not generated any revenue since inception.

During the three-month period ended September 30, 2011, we incurred total expenses of $276,286 compared to total expense of $2,100 during the three months ended September 30, 2010 and $318,464 incurred during the period from inception (September 17, 2009) to September 30, 2011. Total expenses incurred during all periods since inception were generally related to corporate overhead, marketing, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement.

Our net loss during the three-month period ended September 30, 2011 was ($276,286) or ($0.01) per share compared to net losses of ($2,110) or ($0.00) per share and ($318,464) or ($0.01) per share during the three months ended September 30, 2010 and the period from inception (September 17, 2009) to September 30, 2011. The weighted average number of shares outstanding was 21,917,570 and 6,400,000 for the three-month periods ended September 30, 2011 and 2010.

Liquidity and Capital Resources

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2011

At September 30, 2011, our current assets were $545,400 and our total liabilities were $1,408,800, which resulted in a working capital deficit of ($863,400). At September 30, 2011, current assets were comprised of $545,400 in cash and current liabilities were comprised of $1,377,500  in short-term notes payable and $31,300 in accounts payable. Stockholders' deficit increased from a deficit of ($11,057) for fiscal year ended March 31, 2011 to ($863,400) at September 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended September 30, 2011, net cash flows used in operating activities was ($9,597) consisting primarily of a net loss of ($281,407) and increase in accrued expenses $271,810. Net cash flows used in operating activities was ($25,905) and ($34,664) for the six months ended September 30, 2010 and the period from inception (September 17, 2009) to September 30, 2011, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended September 30, 2011, net cash flows used in operating activities was ($9,597) consisting primarily of a net loss of ($281,407) and increase in accrued expenses $271,810. Net cash flows used in operating activities was ($25,905) and ($34,664) for the six months ended September 30, 2010 and the period from inception (September 17, 2009) to September 30, 2011, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six-month period ended September 30, 2011, net cash flows used in investing activities was ($2,000,000) consisting solely of purchasing the assets of Apollo Diamond Inc. Net cash flows used in investing activities was $0 and ($2,000,000) for the six-months ended September 30, 2010 and the period from inception (September 17, 2009) to September 30, 2011, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month periods ended September 30, 2011 and September 30, 2010, we generated $2,554,064 and $2,000 cash from financing activities. For the period from inception (September 17, 2009) to September 30, 2011, net cash provided by financing activities was $2,580,064 consisting primarily from sale of common stock.

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

Page - 11

MATERIAL COMMITMENTS

On August 31, 2011, Scio Diamond Technology Corporation, a Nevada Corporation (the "Company"), executed an Asset Purchase Agreement (the "Agreement") with Apollo Diamond, Inc. (“ADI”).  Under the terms of the Agreement, the Company shall pay $1,000,000 as stipulated between the Parties (the “Cash Payment”) and a $1,000,000 promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012 (the “Note Payment”) in consideration for ADI’s Diamond Growing Machines and Intellectual Property related thereto.

QUARTERLY EVENTS

On August 31, 2011, Scio Diamond Technology Corporation, a Nevada Corporation (the "Company"), executed an Asset Purchase Agreement (the "Agreement") with Apollo Diamond, Inc. (“ADI”). Under the terms of the Agreement, the Company shall pay $1,000,000 as stipulated between the Parties (the “Cash Payment”) and a $1,000,000 promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012 (the “Note Payment”) in consideration for ADI’s Diamond Growing Machines and Intellectual Property related thereto

On September 28, 2011 Scio Diamond announced that Scio Diamond will utilize its equipment along with its proven patented technology to grow diamonds in their new facility. These diamonds will be manufactured in the USA, and will be sold to both the Jewelry and the Industrial markets Worldwide.  Scio's focus is in maximizing production capabilities to generate revenue in both the industrial products division and consumer gemstone division.  This will help provide the Company with long term growth potential within multiple business sectors. Our lab-grown stones provide key benefits to industrial products that natural stones just cannot compete with. Scio will have an ability to deliver high-grade diamonds, precisely built for specific uses.

Each of Scio Diamond's machines can produce a little less than 1,000 carats per year.The company also plans to laser inscribe the stones. Scio's machines have produced up to 2 ct. stones, however, the sweet spot will be half-carat to three-quarter-carat stones at this time.

The company plans to begin wholesaling gemstones from its new home base manufacturing facility to be located in South Carolina to the jewelry market in summer 2012.

On October 3, 2011 Scio Diamond announced that the Editorial Board of Standard and Poor's ("S&P") has approved Scio Diamond Technology Corporation for their Corporation Records Market Access Program. Standard & Poor's Corporation Records is considered the premier source for information on U.S. and international public companies by investors and compliance professionals. As part of the approval, SCIO's corporate profile has recently been published in the Daily News Section of S&P's Corporation Records, a recognized securities manual for secondary trading in 38 States under the Blue Sky Laws.

Now that Scio has met the state-level "Blue Sky" statutes, its securities can be recommended to investors in those jurisdictions. Through Standard and Poor's program, Scio's company information, including its business operations, share price, dividend history, shares outstanding, financial position, and earnings, will be broadly disseminated through S&P's MarketScope, Advisor Insight and Stock Guide Database distribution channels."

On October 5, 2011 the Company announced commitment to advancing its Patented Diamond Technology in the Healthcare Industry by shifting its Surgical Blade Project from R&D to now presenting its technology for future sales in medical devices. Scio Diamond will now begin to explore, identify, and provide diamond products to potential customers who will customize the diamonds to meet the needs of their device products specifically for the medical industry.

Scio Diamond grows real diamonds in the labs with patented technology, and have the ability to not only produce high grade gemstone products for the jewelry market, but also develop products to client specification for industries such as the medical industry."

Page - 12

According to our research, diamond is the only substance known that can maintain a cold-contact surface while effectively transmitting laser energy. The density of its molecular structure permits it to sharpen to an astonishingly fine edge of 25 Nanometer. The diamond blade, which is forty times (40x) sharper than a traditional steel scalpel and durable enough to last up to 200 full surgical procedures, offers surgeons the ability to operate cost-effectively with great precision and improved surgical outcomes. Clinical studies have shown that when the Diamond Laser Surgical System is used, surgery time is significantly reduced and wounds heal faster and with less exuberance and discomfort due to reduced swelling and bruising. The Scio Diamond Blade product, which will be ready for market will initially benefit Aesthetic and Reconstructive Surgery, Dermatology, ENT (Ear, Nose and Throat), Neurosurgery, Pediatric Surgery, and Orthopedic Surgery.

The company will initially target approximately 33,000 office-based surgery practices in the US that perform cosmetic surgery as well as expand to other emerging markets worldwide.

On October 19, 2011 Scio Diamond introduced cultivated laboratory diamonds. SCIO Diamonds are an important component of the diamond jewelry market. In the technology area, we anticipate that diamonds will become the optimal operating system platform for future technology applications and as an industrial material will become the wear resistant material of choice. The diamond jewel market is already at $70B with demand growing dramatically over the next five years, without the natural resources to support it. We hold 13 patents and have over 40 pending regarding our technology. Our diamond has been rated by renowned gemologist as having all the characteristics inherent to a natural diamond. Therefore, it is diamond.

The SCIO Diamond Difference The uniqueness of the Scio Diamond lies in our superior technology for growing the highest quality diamond, in mass quantities, at lower production costs and with lower capital intensity. Scio Diamond stones share identical optical, chemical, and physical properties of natural diamonds. They have the same brilliance, luster, hardness, and toughness. Diamond testing confirms these are real diamonds. A full grading certificate is available for stones. This certificate is issued by an authoritative, independent Gemological Lab, GSI (Gemological Science International New York). The certificate confirms the weight, cut, clarity, color, symmetry as well as the polish quality of the diamond. These attributes will allow the long awaited use of diamond in critical industrial uses, such as semiconductor, water purification, medical devices and laser technology to name a few. Our focused R&D efforts in these fields, coupled with strategic partnerships, within these industries, government and higher education will, in a reasonably short time period, allow these usages to become a reality at acceptable commercial and quality levels.

The SCIO Process We employ a chemical vapor deposition (CVD) process to produce high quality single crystal diamond in a controlled environment. SCIO Diamond has industrialized this process. Our Diamond Technology production process is scalable to the quality and quantity based on demand. It allows for concurrent production of multiple diamond crystals. Most importantly, unlike the linear technology production augmentation processes that increase capital and operational costs, our processes decrease costs with increased production.

Industrial Applications

The Company believes a number of previously identified "critical market needs" will translate into $1 billion-plus market opportunities for our materials. In addition to the existing opportunity for our cultivated diamond gemstones, development of various prototype technology devices has already begun and it is expected that high volume introduction in technology applications will occur during the next two to five years.

Some examples of current development projects utilizing the Company's diamond materials: Lasers,Quantum Communication and Computing and High-Voltage Power Switching

Water Treatment and Purification

With one of our partners we have created a diamond laser scalpel. The cutting edge is made of diamond giving the scalpel an ability to transfer laser technology to the point of incision, creating an immediate cauterization. Previously we used a .5 carat diamond to give you an idea of production rates for the next couple of years and beyond. In that example we used a 20 day average growing period for 8-24 diamonds. In the case of the laser scalpel, the grow time for the required diamond size and quality is reduced to 4 days allowing 70 plus reactor turns per year. Therefore the yield from one machine is 1500-2000 useable scalpel diamonds.

On October 25, 2011 the Company announced that it retained ICR, LLC, as its investor relations firm.  Founded in 1998, ICR is a leading financial communications consulting firm that sets a new standard for financial communications with a business model driven by deep capital markets expertise provided by a team of former Wall Street and corporate professionals, including senior sell-side analysts, portfolio managers and investment bankers. The firm represents approximately 300 corporate clients.

Page - 13

On October 31, 2011 the Company announced plans to establish its new corporate headquarters and manufacturing operations in Greenville County. The new operations are expected to generate 70 new jobs over the next five years.   We are pleased to move forward with plans to establish our home here in Greenville County. It was right here that we found the ideal balance of business-friendly climate, access to talent, entrepreneurial drive and exceptional quality of life. We expect that Greenville County will provide us with the perfect mix of ingredients for success.

Scio is in process of upfitting a 9,300-square-foot section of the NEXT Innovation Center development, at the corner of Church Street and University Ridge, which already houses a variety of entrepreneurial organizations and technology companies. More than 6,000 square feet will be dedicated to a secure manufacturing facility, providing sufficient space for 18 to 20 diamond growing reactors, supporting equipment, plus laser and polishing operations

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Disclosure Controls and Procedures

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

Page - 14

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Control and Financial Reporting

On August 5, 2011, Edward S. Adams and Michael R. Monahan acquired control of two million (2,000,000) shares of the Company’s issued and outstanding common stock, which at the time, represented approximately 31.25% of the Company’s total issued and outstanding common stock, from Jason Kropp in accordance with a common stock purchase agreement among Mr. Kropp, Mr. Adams and Mr. Monahan (the “Stock Purchase Agreement”).  Pursuant to the Stock Purchase Agreement, Mr. Adams and Mr. Monohan paid an aggregate purchase price of one hundred and sixty-five thousand six hundred and fourteen dollars ($165,614) in exchange for the shares.

As part of the acquisition, the following changes to the Company's directors and officers have occurred:

•
As of Aug 5, 2011, Jason Kropp resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

•	As of August 5, 2011, Joseph D. Lancia was appointed as the Company’s Chief Executive Officer and a member of the Board of Directors.

•	As of August 5, 2011, Edward S. Adams was appointed as the Company’s Chairman of the Board of Directors.

•	As of August 5 2011, Michael R. Monahan was appointed as a member of the Board of the Directors of the Company.

•	As of October 12, 2011 Michael W. McMahon was appointed as Chief Operating Officer of the Company.

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 15

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances

On August 5, 2011, Scio Diamond Technology Corporation, a Nevada Corporation (the "Company"), (formerly Krossbow Holding Corporation) executed an Asset Purchase Agreement (the "Agreement").  Under the terms of the Agreement, the name “Scio Diamond Technology Corporation” was purchased for 13,000,000 newly issued shares of common stock of the Company.

On August 12, 2011, the company sold 2,295,429 common shares of stock in the Company at $0.70 per share, raising approximately $1,606,800.00.

On October 31, 2011 the Company issued 2,687,712 of Restricted Common Stock purchased at $0.70 for total proceeds of $1,881,398.40.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION
None

Page - 16

ITEM 6.                        EXHIBITS

Exhibit No.	Description	Filing
3.01(a)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on August 19, 2011 on form 8-K
3.02	Bylaws	Filed with the SEC on August 19, 2011 on Form 8-K.
10.1	Asset Purchase Agreement	Filed with the SEC on August 19, 2011 on form 8-K.
10.2	Schedule 1.1(a) “Acquired Assets” of the Asset Purchase Agreement in 10.1	Filed with the SEC on August 19, 2011 on form 8-K

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 17

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY, INC..

Dated: November 14, 2011	/s/ Joseph D. Lancia
By: Joseph D. Lancia Its: President and Chief Executive Officer

Dated: November 14, 2011	/s/ Jospeh D. Lancia
By: Joseph D. Lancia Its: Chief Financial Officer

Page - 18

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Joseph D. Lancia, certify that:

            1.           I have reviewed this quarterly report on Form 10-Q of Scio Diamond Technology Corp.;

2.
   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2011	/s/ Joseph D. Lancia
By: Joseph D. Lancia
Its: Chief Executive Officer, President & Director

Page - 19

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Joseph D. Lancia, certify that:

            1.           I have reviewed this quarterly report on Form 10-Q of Scio Diamond Technology Corp.;

2.
    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2011	/s/ Joseph D. Lancia
By: Joseph D. Lancia
Its: Chief Executive Officer, President & Director

Page - 20

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scio Diamond Technology, Corp. (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph D. Lancia, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Joseph D. Lancia
By: Joseph D. Lancia
Chief Executive Officer, President & Director

Dated: November 14, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 21

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scio Diamond Technology, Corp. (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph D. Lancia, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Joseph D. Lancia
By: Joseph D. Lancia
Chief Financial Officer

Dated: November 14, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 22