Form 10-Q
period 2011-12-31
Scio Diamond Technology Corp
filed 2012-02-14
CIK 1488934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number: 000-54529

SCIO DIAMOND TECHNOLOGY CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	45-3849662
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

411 University Ridge Suite D
Greenville, SC 29601
(Address of principal executive offices)

(864) 751-4880
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
x Yes     ☐ No

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
☐ Yes   ☒ No

As of December 31, 2011, there were 25,825,570 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Page - 1

SCIO DIAMOND TECHNOLOGYCORPORATION*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Scio Diamond TechnologyCorporation (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "SCIO" refers to Scio Diamond Technology Corporation

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX
Unaudited Condensed Balance Sheet	F-1
Unaudited Condensed Statement of Operations for the Three Months Ended December 31, 2011 and 2010 and the Nine Months Ended December 31, 2011 and 2010	F-2
Unaudited Condensed Statement of Cash Flows for the Nine Months Ended December 31, 2011 and 2010	F-3
Unaudited Condensed Statement of Changes in Stockholders Equity for the Nine Months Ended December 31, 2011 and the Year Ended March 31, 2011	F-4
Notes to Condensed Consolidated Financial Statements	F-6

Page - 3

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
BALANCE SHEETS
(a development stage company)

	December 31,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,463,909	$933
Prepaid Expenses	32,030	-

Total Current Assets	1,495,939	933

Equipment	1,750,000	-
Property and Equipment	76,571	-
Patents	250,000	-
Intangibles	260,000	-

TOTAL ASSETS	$3,832,510	$933

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes Payable	$136,274	$-
Accounts payable	-	3,500
Accounts payable - related parties	-	8,490

Total Current Liabilities	136,274	11,990

Shareholders' Equity (Deficit):
Common Stock, $0.001 par value, 75,000,000 shares authorized
25,825,570 and 6,400,000 shares issued and outstanding at
December 31, 2011 and March 31, 2011, respectively	25,826	6,400
Additional paid-in capital	4,308,797	19,600
Deficit accumulated during the development stage	(638,387)	(37,057)

Total Shareholders' Equity (Deficit)	3,696,236	(11,057)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$3,832,510	$933

The accompanying notes are an integral part of these financial statements.

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
STATEMENTS OF OPERATIONS For the Three and Nine Month Periods ended December 31, 2011 and 2010
(a development stage company)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	September 17, 2009
	Ended	Ended	Ended	Ended	(Inception) through
	December 31,2011	December 31,2010	December 31,2011	December 31,2010	December 31,2011

Revenue
Gross Revenue	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	120,118	-	204,378	-	204,378
Marketing Costs	268,669	-	452,710	-	452,710
Corporate general and administrative	56,562	2,585	67,168	24,264	104,225

Loss from Operations	(445,349)	(2,585)	(724,256)	(24,264)	(761,313)

Other Income (Expense)
Interest (Expense)	(8,774)	-	(11,274)	-	(11,274)
Other Income (Expense)	134,200	-	134,200	-	134,200

Net (Loss)	$(319,923)	$(2,585)	$(601,330)	$(24,264)	$(638,387)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	23,571,440	6,400,000	14,619,607	6,400,000
(Loss) per share	$(0.01)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
STATEMENT OF SHAREHOLDERS' EQUITY
Period from September 17, 2009 (Inception) to December 31, 2011
(a development stage company)
(unaudited)

			Additional	Deficit
	Common Stock		Paid in	Accumulated During the
	Shares	Amount	Capital	Development Stage	Total
Inception, September 17, 2009	-	$-	$-	$-	$-
Common stock issued to founder
at $.0.004 per share	2,000,000	2,000	2,000	-	4,000
Common stock issued for cash
at $.0.01 per share	4,400,000	4,400	17,600	-	22,000
Net loss for period ended March 31, 2010	-	-	-	(6,211)	(6,211)

Balance, March 31, 2010	6,400,000	6,400	19,600	(6,211)	19,789
Net loss for period ended March 31, 2011	-	-	-	(30,846)	(30,846)

Balance, March 31, 2011	6,400,000	6,400	19,600	(37,057)	(11,057)
Shares issued for Scio Diamond purchase	13,000,000	13,000	247,000	-	260,000
Common stock issued for cash, net of fees,
at $0.70 per share	6,425,570	6,426	4,042,197	-	4,048,623
Net loss for the nine months ended
December 31, 2011	-	-	-	(601,330)	(601,330)

Balance, December 31, 2011	25,825,570	$25,826	$4,308,797	$(638,387)	$3,696,236

The accompanying notes are an integral part of these financial statements.

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31, 2011 and 2010
(a development stage company)
(unaudited)

	Nine Months	Nine Months	September 17, 2009
	Ended	Ended	(Inception) through
	December 31,2011	December 31,2010	December 31,2011

Cash flows from operating activities:
Net (loss)	$(601,330)	$(24,264)	$(638,387)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Changes in current assets and liabilities:
Increase (decrease) in accrued expenses	(44,020)	(671)	(32,030)

Net cash (used) in provided by operating activities	(645,350)	(24,935)	(670,417)

Cash flows from investing activities:
Purchase of Apollo assets	(2,000,000)	-	(2,000,000)
Purchase of Property and Equipment	(76,571)	-	(76,571)

Net cash (used) in investing activities	(2,076,571)	-	(2,076,571)

Cash flows from financing activities
Proceeds from note payable - related party	-	-	-
Sale of common stock - net of fees	4,048,623	-	4,074,623
Proceeds from Apollo payable net of repayments	136,274	-	136,274

Net cash provided by financing activities	4,184,897	-	4,210,897

Net increase in cash and cash equivalents	1,462,976	(24,935)	1,463,909
Cash and cash equivalents, beginning of period	933	25,450	-

Cash and cash equivalents, end of period	$1,463,909	$515	$1,463,909

The accompanying notes are an integral part of these financial statements

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31, 2011 and 2010
(a development stage company)
(Continued)

	Nine Months	Nine Months	September 17, 2009
	Ended	Ended	(Inception) through
	December 31,2011	December 31,2011	December 31,2011
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued for intangible	$260,000	$-	$260,000
Acquisition of intangible	(260,000)	-	(260,000)
	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SCIO DIAMOND TECHNOLOGY CORPORATION
(FORMERLY KROSSBOW HOLDING CORP.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Scio Diamond Technology Corporation (the “Company”) was incorporated under the laws of the state of Nevada as Krossbow Holding Corp. on September 17, 2009.  The original business plan of the Company was focused on offsetting C02 emissions through the creation and protection of forest-based carbon “sinks.” The Company has since abandoned its original business plan and restructured its business to focus on man-made diamond technology development and commercialization.

On July 13, 2011 the Board of Directors of the Company resolved to authorize a 2-for-1 forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock was to be exchanged for two (2) new shares of the Company's common stock, effective on August 5, 2011. As a result, once the forward split was declared effective by the Financial Industry Regulatory Authority, the issued and outstanding shares of common stock increased from 3,200,000 prior to the forward split to 6,400,000 following the forward split. The forward split shares are payable upon surrender of certificates to the Company's transfer agent.   The accompanying financial statements and notes give retroactive effect to the forward split for all periods presented.

GOING CONCERN
The Company has generated limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, September 17, 2009, through December 31, 2011, the Company has accumulated losses of $638,387.

BASIS OF PRESENTATION
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

SCIO DIAMOND TECHNOLOGY CORPORATION
(FORMERLY KROSSBOW HOLDING CORP.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended March 31, 2011.  The interim results for the nine months ended December 31, 2011 are not necessarily indicative of the results for the full fiscal year.

ACCOUNTING BASIS
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a March 31 fiscal year end.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, accounts payable and notes payable approximate their fair value due to the short period of these instruments.

DEVELOPMENT STAGE COMPANY
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom.

Page - 10

SCIO DIAMOND TECHNOLOGY CORPORATION
(FORMERLY KROSSBOW HOLDING CORP.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

INCOME TAXES
The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance.

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

STOCK-BASED COMPENSATION
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.  As of December 31, 2011, the Company has not issued any stock-based payments to its employees.

Page - 11

SCIO DIAMOND TECHNOLOGY CORPORATION
(FORMERLY KROSSBOW HOLDING CORP.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION
Depreciation of equipment and amortization of leasehold improvements is calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Machinery and equipment	3–5
Leasehold improvements	3–15
Furniture and fixtures	3–10
Engineering equipment	5–12

The modified accelerated cost recovery system is used for federal income tax purposes.
Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment has not been placed into service as of December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168(ASC 105-10)”).  SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.  As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncement noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

Page - 12

SCIO DIAMOND TECHNOLOGY CORPORATION
(FORMERLY KROSSBOW HOLDING CORP.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – ASSET PURCHASE

On August 31, 2011 the Company completed a purchase of certain assets from Apollo Diamond Inc. ( “ADI”). The assets included certain Intellectual Property, Diamond Growers and Related Equipment. The purchase price consisted of cash in an amount of $1,000,000 and a $1,000,000 promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012 .

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

NOTE 3 – NOTES PAYABLE

On August 31, 2011, the Company executed an Asset Purchase Agreement with Apollo Diamond, Inc.  Under the terms of the agreement, the Company paid $1,000,000 in cash at closing and executed a $1,000,000 promissory note bearing interest at 4.00% annually and due in full on September 1, 2012 in consideration for ADI’s Diamond Growing Machines and Intellectual Property related thereto.  As of December 31, 2011, $136,274 remains unpaid to ADI including accrued interest.

NOTE 4 - CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In December 2009, the Company issued 1,000,000 shares of common stock at a price of $0.004 per share for total cash proceeds of $4,000.

In January through March 2010, the Company issued 4,400,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $22,000.

Page - 13

SCIO DIAMOND TECHNOLOGY CORPORATION
(FORMERLY KROSSBOW HOLDING CORP.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

For the quarter ended September 30, 2011, the Company issued 18,717,570 shares of common stock.  13,000,000 shares were issued at a price of $0.02 purchasing the name “Scio Diamond Technology Corporation.”  3,200,000 shares were issued in a 2-for-1 forward split from Krossbow Holding Corp. shareholders.  2,517,570 shares were issued at a price of $0.70 per share for total cash proceeds, net of fees, of $1,429,064.

During the quarter ending December 31, 2011, the Company issued 4,048,623 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $ 2,619,558.74.  The Company has 25,825,570 shares of common stock issued and outstanding as of December 31, 2011.

NOTE 5 – OTHER INCOME

During the quarter ending December 31, 2011, the Company sold excess equipment from the Apollo purchase for a total of $134,200.00.  While the Company may continue to sell excess equipment from the Apollo purchase that is unrelated to future operations, this activity is expected to be limited.

NOTE 6 – OPERATING LEASES

The Company leases office space at locations in Hudson, Massachusetts and Greenville, South Carolina.  Under the terms of the leases, the Company is obligated to pay escalation rentals for certain operating expenses and real estate taxes.  Minimum future rental payments under the leases are summarized as follows:

Years ending March 31:
2012                                                                                     $44,111
2013                                                                                     169,545
2014                                                                                     135,045
2015                                                                                     150,913
2016                                                                                     198,516
2017                                                                                     198,516
2018                                                                                     198,516
2019                                                                                     115,801

Page - 14

SCIO DIAMOND TECHNOLOGY CORPORATION
(FORMERLY KROSSBOW HOLDING CORP.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 - SUBSEQUENT EVENTS

In January 2012, the Company issued 237,500 shares of common stock at a share price of $0.70 for total cash proceeds of approximately $166,250.

Effective January 9, 2012, Charles G. Nichols was appointed Chief Financial Officer of the Company.

This reflects all subsequent events through the filing date of February 14, 2012.

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

Page - 15

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2010 AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 2011

Our net loss for the three-month period ended December 31, 2011 was ($319,923) compared to net losses of ($2,585) and ($638,387) during the three months ended December 31, 2010 and the period from inception (September 17, 2009) to December 31, 2011. We have not generated any revenue since inception.

During the three-month period ended December 31, 2011, we incurred total expenses of $445,349 compared to total expense of $2,585 during the three months ended December 31, 2010 and $761,313 incurred during the period from inception (September 17, 2009) to December 31, 2011. Total expenses incurred during all periods since inception were generally related to corporate overhead, marketing, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement.

Our net loss during the three-month period ended December 31, 2011 was ($319,923) or ($0.01) per share compared to net losses of ($2,585) or ($0.00) per share and ($638,387) or ($0.05) per share during the three months ended December 31, 2010 and the period from inception (September 17, 2009) to December 31, 2011. The weighted average number of shares outstanding was 23,571,440 and 6,400,000 for the three-month periods ended December 31, 2011 and 2010.

Liquidity and Capital Resources

NINE-MONTH PERIOD ENDED DECEMBER 31, 2011

At December 31, 2011, our current assets were $1,495,939 and our current liabilities were $136,274 which resulted in working capital of $1,359,665.   At December 31, 2011, current assets were mostly comprised of $1,463,909 in cash and current liabilities were comprised of $136,274 in short-term notes payable and accrued interest.

Stockholders' equity increased from a deficit of ($11,057) for fiscal year ended March 31, 2011 to equity of $3,696,236 at December 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended December 31, 2011, net cash flows used in operating activities was ($645,350) consisting primarily of a net loss of ($601,330) and decrease in accrued expenses of ($44,020). Net cash flows used in operating activities was ($24,935) and ($670,417) for the nine months ended December 31, 2010 and the period from inception (September 17, 2009) to December 31, 2011, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine-month period ended December 31, 2011, net cash flows used in investing activities was ($2,076,571) consisting mainly of purchasing the assets of Apollo Diamond Inc. Net cash flows used in investing activities was $0 and ($2,076,571) for the nine-months ended December 31, 2010 and the period from inception (September 17, 2009) to December 31, 2011, respectively.

Page - 16

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month periods ended December 31, 2011 and December 31, 2010, we generated $4,184,897 and $0 cash from financing activities respectively. For the period from inception (September 17, 2009) to December 31, 2011, net cash provided by financing activities was $4,210,897 consisting primarily of the sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing cash is expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) manufacturing operations; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

QUARTERLY EVENTS

On October 12, 2011, Michael W. McMahon was appointed as Chief Operating Officer of the Company.

Michael W. McMahon is a project management and business development executive with an exceptionally wide range of construction/ engineering and senior management experience. Mr. McMahon has been an outstanding contributor from his early work as a Project Manager to his more recent executive assignments at Fluor, Jacobs Engineering, CRS Sirrine and his own management consulting firm.  He has compiled a record of personal achievement in project turnarounds, business development, managing key accounts, process controls & improvements, startups, joint ventures, mergers & acquisitions and profit improvement initiatives.

Skilled at managing complex business challenges, Mr. McMahon is an experienced leader with well-developed business instincts, solid communication skills and determination.  He recognizes issues vital to organizational success and then focuses his team on overcoming all obstacles to progress.  His management skills are complemented by a talent for translating creative thought into an actionable strategies and his ability to recognize, communicate and keep his teams focused on the core issues at hand.

On December 7, 2011, Charles G. Nichols was appointed as Chief Financial Officer of the Company, with an effective starting date of January 1, 2012.

Mr. Nichols has 25 years of diverse experience across a number of industries and financial functions.  After beginning his career as a successful commercial lender, he joined a $4 billion automotive supplier, growing with it through its listing on the NYSE, multiple M&A transactions and European expansion.  He led hundreds of millions in financing before departing as the automotive supplier’s Treasurer.  He has led bank financings at an investment grade energy company and taken the role of Treasurer and Investor Relations Head at an NYSE technology manufacturer.  Mr. Nichols holds an MBA from the University of North Carolina – Chapel Hill and a BA in Economics from Duke University.

During the quarter ending December 31, 2011, the Company issued 4,048,623 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $ 2,619,558.74.  This was part of a private offering that began on 8/01/2011 and was extended through December 31, 2011.  Some of the offering was not concluding until after the period and will be reported on the Company’s next Quarterly Report

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Page - 17

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

INTEREST RATE

We currently do not have debt which is subject to risk of change in rate. While we do not currently contemplate the issuance of floating rate debt to finance our growth, this could change and that risk could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Control and Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances

During the quarter ending December 31, 2011, the Company issued 4,048,623 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $2,619,558.74.  This was part of a private offering that began on 8/01/2011 and was extended through December 31, 2011.  Some of the offering was not concluding until after the period and will be reported on the Company’s next Quarterly Report.

2.	Subsequent Issuances

In January 2012, the Company issued 237,500 shares of common stock at a share price of $0.70 for total cash proceeds of approximately $166,250.

The Company has 25,825,570 shares of common stock issued and outstanding as of December 31, 2011.

Page - 18

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

On October 27, 2011 Gruber & Company, LLC (“Gruber”) was engaged as the registered independent public accountant for Scio Diamond Technology Corp., a Nevada corporation (the “Company”) and Silberstein Ungar, PLLC CPA’s and Business Advisors (“Ungar”) was dismissed as the registered independent public accountant for the Company. The decisions to appoint Gruber and dismiss Ungar were approved by the Board of Directors of the Company on October 27, 2011.

ITEM 6.                        EXHIBITS

Exhibit No.	Description	Filing

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 19

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: February 14, 2012	/s/ Joseph D. Lancia
By: Joseph D. Lancia Its: President and Chief Executive Officer

Dated: February 14, 2012	/s/ Charles G. Nichols
By: Charles G. Nichols Its: Chief Financial Officer

Page - 20

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

Date: February 14, 2011	/s/ Joseph D. Lancia By: Joseph D. Lancia Its: Chief Executive Officer, President & Director

Page - 21

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Charles G. Nichols, certify that:

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

Date: February 14, 2011	/s/ Charles G. Nichols By: Charles G. Nichols Its: Chief Financial Officer

Page - 22

 Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scio Diamond Technology, Corp. (the “Company”) on Form 10-Q for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph D. Lancia, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Joseph D. Lancia
By: Joseph D. Lancia
Chief Executive Officer, President and Director

Dated: February 14, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 23

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scio Diamond Technology Corp. (the “Company”) on Form 10-Q for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Charles G. Nichols, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Charles G. Nichols
By: Charles G. Nichols
Chief Financial Officer,

Dated: February 14, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 24