Form 10-Q/A
period 2011-09-30
Scio Diamond Technology Corp
filed 2012-08-16
CIK 1488934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number: 000-54529

SCIO DIAMOND TECHNOLOGY, CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	45-3849662
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

411 University Ridge Suite D
Greenville, SC 29601.
 (Address of principal executive offices)

(formerly Krossbow Holding Corporation) 831-77th Avenue Edmonton Alberta Canada T6P 1S9
(Former name or former Address, if changed since last report)

(864) 346-2733
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
 Yes ☐   No ☒

The number of shares of common stock outstanding as of June 30, 2012, $0.001 par value, was 27,570,567.

Page - 1

EXPLANATORY NOTE

Scio Diamond Technology Corporation (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment No. 1”) for the Company’s quarterly period ended September 30, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2011 (the “Original Report”), to reflect the restatement of the Company’s unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2011 and certain other matters.  This Amendment No. 1 contains a revised Part I, Item 1. Unaudited Condensed Consolidated Financial Statements, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part I, Item 4. Controls and Procedures, as well as Part II, Item 5. Other Information, certain material agreements, and updated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto.  Also, on June 5, 2012, the Company purchased substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”) (the “ADGC Asset Purchase”), consisting  primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property.

As previously reported, each of ADI and ADGC had originally contracted in March 2011 to complete the ADI Asset Purchase and the ADGC Asset Purchase with a different, privately held, Nevada company which also had the name Scio Diamond Technology Corporation (“Private Scio”).  In connection with obtaining the stockholder approvals for those transactions and the redemption of the outstanding ADI and ADGC shares for $0.01 per share, each of ADI and ADGC arranged for Private Scio to agree to issue warrants to purchase common stock of Private Scio, exercisable for $0.01 per share, to stockholders of ADI and ADGC that were accredited investors and that agreed to have their shares of ADI and ADGC redeemed by such companies.  As previously disclosed, on August 5, 2011, Private Scio sold its name to the Company in exchange for 13 million shares of the Company’s common stock.  On August 31, 2011, the Company completed the ADI Asset Purchase.  In September 2011, the Company delivered a letter to certain former ADI and ADGC stockholders stating that, in connection with the Company’s acquisition of assets from ADI and ADGC, the Company would provide a right to buy Company common stock for $0.01 per share to such stockholders (the “ADI Shareholder Purchase Rights” or “ADI subscription rights” and the “ADGC Shareholder Purchase Rights,” respectively) that were accredited investors, provided certain information to the Company regarding their intentions to purchase such shares of Company common stock, and accepted payment from ADI or ADGC, as applicable, for the repurchase of such stockholders’ shares in ADI and ADGC, respectively.  However, the Company did not have a definitive written agreement with ADGC with respect to the ADGC Asset Purchase at that time, and based on advice of its then counsel, the Company concluded that it did not have an obligation to issue the common stock purchase documents or an obligation to disclose the proposed sale of such common stock until the Company reached a definitive agreement with ADGC to complete the ADGC Asset Purchase.

The Company has reviewed and further analyzed its previously completed ADI Asset Purchase and the background of the ADGC Transaction, and the Company has concluded that it was obligated to complete the ADI Shareholder Purchase Rights offering at the time of the ADI Asset Purchase on August 31, 2011 and that it was obligated to complete the ADGC Shareholder Purchase Rights offering at the time of the ADGC Asset Purchase on June 5, 2012.  After extensive review of the above events, the Company concluded that the ADI Shareholder Purchase Rights offering should have been treated as part of the purchase price of the ADI assets pursuant to the ADI Asset Purchase and that, as a result, the Company should restate its quarterly financial statements and related Form 10-Q filings for each of the quarters ended September 30, 2011 and December 31, 2011 as a result.

This Amendment No. 1 speaks as of the filing date of the Original Report and does not modify disclosures in the Original Report, including the nature and character of such disclosures, to reflect events occurring or items discovered after November 14, 2011, except for disclosures that reflect the restatements and that update certain disclosures affected by events related to the restatements and for disclosures related to certain material contracts for which disclosure was not previously provided. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to November 14, 2011, the filing date of the Original Report, including any amendments to those filings as described above.

Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

Page - 2

SCIO DIAMOND TECHNOLOGY, INC.

Page - 3

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking s statements that reflect the Company’s views with respect to certain future events. Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934.  Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, without limitation, those but are not limited to, those described in Part I, Item 2 of this Amendment No. 1 and under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2012.

You are cautioned not to place undue reliance on forward-looking statements.  Unless they are specifically otherwise stated to be made as of a different date, any forward-looking statement made by us in this Amendment No. 1 are made as of, and speak on as of, November 4, 2011, the filing date of the Original Filing., which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. You are also urged to review and consider carefully the various disclosures made in the Company’s other filing with after November 14, 2011 with the Securities and Exchange Commission, including amendment to those filings.   Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Page - 4

PART I - FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(unaudited)
	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$545,400	$933

Total current assets	545,400	933

Manufacturing equipment	3,255,503	-
Intangible assets	9,784,497	-

TOTAL ASSETS	$13,585,400	$933

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable	$1,250,000	$-
Accounts payable	158,800	$3,500
Accounts payable - related parties	-	8,490

Total Current Liabilities	1,408,800	11,990

Shareholders' Equity (Deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized
21,917,570 and 6,400,000 shares issued and outstanding at
September 30, 2011 and March 31, 2011, respectively	21,918	6,400
Additional paid-in capital	12,983,146	19,600
Deficit accumulated during the development stage	(828,464)	(37,057)

Total Shareholders' Equity (Deficit)	12,176,600	(11,057)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$13,585,400	$933
The accompanying notes are an integral part of these condensed financial statements.

Page - 5

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2011 and for the period September 17, 2009 (inception) through September 30, 2011
(unaudited)

	Three Months	Three Months	Six Months	Six Months	September 17, 2009
	Ended	Ended	Ended	Ended	(Inception) through
	September 30,2011	September 30,2010	September 30,2011	September 30,2010	September 30,2011
	(restated)		(restated)		(restated)

Revenue
Gross revenue	$-	$-	$-	$-	$-

Operating expenses
Professional fees	507,152	2,110	507,152	21,680	539,440
Marketing costs	11,150	-	11,150	-	11,150
Corporate general and administrative	21,662	-	21,662		26,431

Loss from operations	(539,964)	(2,110)	(539,964)	(21,680)	(577,021)

Other income (expense)
Interest (expense)	(2,500)	-	(2,500)	-	(2,500)
Gain on restructuring	16,178	-	11,057	-	11,057

Net loss	$(526,286)	$(2,110)	$(531,407)	$(21,680)	$(568,464)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	13,617,487	6,400,000	10,008,743	6,400,000
Loss per share	$(0.04)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Page - 6

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
For the six months ended September 30, 2011 and 2010 and for the period September 17, 2009 (inception) through September 30, 2011
(unaudited)

			Additional	Deficit
	Common Stock		Paid in	Accumulated During the
	Shares	Amount	Capital	Development Stage	Total
Inception, September 17, 2009	-	$-	$-	$-	$-
Common stock issued to founder
at $0.002 per share	2,000,000	2,000	2,000	-	4,000
Common stock issued for cash
at $0.005 per share	4,400,000	4,400	17,600	-	22,000
Net loss for period ended March 31, 2010	-	-	-	(6,211)	(6,211)

Balance, March 31, 2010	6,400,000	6,400	19,600	(6,211)	19,789
Net loss for period ended March 31, 2011	-	-	-	(30,846)	(30,846)

Balance, March 31, 2011	6,400,000	6,400	19,600	(37,057)	(11,057)
Shares issued for purchase of trade name	13,000,000	13,000	247,000	-	260,000
Common stock issued for cash, net of fees,
at $0.70 per share (restated)	2,517,570	2,518	1,676,546	-	1,679,064
Deemed distribution (restated)	-	-	-	(260,000)	(260,000)
ADI subscription rights issued for purchase of assets (restated)	-	-	11,040,000	-	11,040,000
Net loss for the six months ended
September 30, 2011 (restated)	-	-	-	(531,407)	(531,407)

Balance, September 30, 2011 (restated)	21,917,570	$21,918	$12,983,146	$(828,464)	$12,176,600

The accompanying notes are an integral part of these condensed financial statements.

Page - 7

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOW For the six months ended September 30, 2011 and 2010 and for the period September 17, 2009 (inception) through September 30 , 2011
(unaudited)

	Six Months	Six Months	September 17, 2009
	Ended	Ended	(inception) through
	September 30,2011	September 30,2010	September 30,2011
	(restated)		(restated)

Cash flows from operating activities:
Net loss	$(531,407)	$(21,680)	$(568,464)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on restructuring	(11,057)	-	(11,057)
Changes in current assets and liabilities:
Increase (decrease) in current liabilities	148,867	(4,222)	152,367

Net cash used in operating activities	(393,597)	(25,902)	(427,154)

Cash flows from investing activities:
Purchase of assets	(1,000,000)	-	(1,000,000)

Net cash (used) in investing activities	(1,000,000)	-	(1,000,000)

Cash flows from financing activities
Services financed with a note payable	250,000	-	250,000
Proceeds from note payable - related party	9,000	2,000	17,490
Proceeds from sale of common stock - net of fees	1,679,064	-	1,705,064

Net cash provided by financing activities	1,938,064	2,000	1,972,554

Net increase in cash and cash equivalents	544,467	(23,902)	545,400
Cash and cash equivalents, beginning of period	933	25,450	-

Cash and cash equivalents, end of period	$545,400	$1,548	$545,400

The accompanying notes are an integral part of these financial statements
(Continued)

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOW For the six months ended September 30, 2011 and 2010 and for the period September 17, 2009 (inception) through September 30, 2011
(Continued)

	Six Months	Six Months	September 17, 2009
	Ended	Ended	(inception) through
	September 30,2011	September 30,2010	September 30,2011
	(restated)		(restated)
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$1,000,000	$-	$1,000,000
Purchase of assets funded through ADI subscription right issuance	$11,040,000	$-	$11,040,000
Common stock issued for purchase of trade name	$260,000	$-	$260,000

The accompanying notes are an integral part of these financial statements

Page - 8

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

On July 13, 2011, the Board of Directors of the Company resolved to authorize a 2-for-1 forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock was to be exchanged for two new shares of the Company’s common stock, effective on August 5, 2011. As a result, once the forward split was declared effective by the Financial Industry Regulatory Authority, the issued and outstanding shares of common stock increased from 3,200,000 prior to the forward split to 6,400,000 following the forward split.  The forward split shares are payable upon surrender of certificates to the Company’s transfer agent.  The accompanying financial statements and notes give retroactive effect to the forward split for all periods presented.

Going Concern

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, September 17, 2009, through September 30, 2011, the Company has accumulated losses of ($568,464).

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•	Ongoing solicitation of investment in the Company in the form of a private placement of common shares to accredited investors.

In the opinion of management, these actions will be sufficient to provide the Company with the liquidity it needs to meet its obligations and continue as a going concern.  There can be no assurance, however, that the Company will successfully implement these plans.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Accounting Basis

The accompanying unaudited financial statements of Scio Diamond Technology Corporation (formerly Krossbow Holding Corp.) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2011 and September 30, 2011 and the results of operations and cash flows for the interim periods ended September 30, 2011 and 2010 and for the period September 17, 2009 (inception) through September 30, 2011.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of Scio Diamond Technology Corporation (formerly Krossbow Holding Corp.) for the year ended March 31, 2011.

Development Stage Company

The financial statements have been prepared following the requirements of GAAP for development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom.

Basic and Diluted Net Loss per Share

Net loss per share is presented under two formats: basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. Currently, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.

Page - 9

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight line basis beginning at the time it is placed in service, based on the following estimated useful lives:
Years
Machinery and equipment                                                                              3–15
Furniture and fixtures                                                                                     3–10
Engineering equipment                                                                                   5–12

Leasehold improvements are depreciated over the lesser of the remaining term of the lease or the life of the asset (generally three to five years).

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment has not been placed into service as of September 30, 2011.

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.  Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment.  Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges in 2011.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the accounting literature contains three levels as follows:

           Level 1— Quoted prices in active markets for identical assets or liabilities.

           Level 2— Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

           Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, GAAP requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. At September 30, 2011, the Company has issued ADI subscription rights valued at $11,040,000 for the purchase of assets disclosed in Note 2 measured at fair value on a nonrecurring basis.  The fair value of the ADI subscription rights was determined based on an appraisal which used the Black-Scholes model whose assumptions were considered by management to be a level 3 input.

The carrying value of cash and cash equivalents including restricted cash, accounts receivable, other assets and trade accounts payable approximate fair value due to the short-term nature of these instruments.

Restatement

As previously reported, on August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto.  Also as previously announced, on June 5, 2012, the Company purchased substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”) (the “ADGC Asset Purchase”), consisting  primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property.

Page - 10

As previously reported, each of ADI and ADGC had originally contracted in March 2011 to complete the ADI Asset Purchase and the ADGC Asset Purchase with a different, privately held, Nevada company which also had the name Scio Diamond Technology Corporation (“Private Scio”).  In connection with obtaining the stockholder approvals for those transactions and the redemption of the outstanding ADI and ADGC shares for $0.01 per share, each of ADI and ADGC arranged for Private Scio to agree to issue warrants to purchase common stock of Private Scio, exercisable for $0.01 per share, to stockholders of ADI and ADGC that were accredited investors and that agreed to have their shares of ADI and ADGC redeemed by such companies.  As previously disclosed, on August 5, 2011, Private Scio sold its name to the Company in exchange for 13 million shares of the Company’s common stock.  On August 31, 2011, the Company completed the ADI Asset Purchase.  In September 2011, the Company delivered a letter to certain former ADI and ADGC stockholders stating that, in connection with the Company’s acquisition of assets from ADI and ADGC, the Company would provide a right to buy Company common stock for $0.01 per share to such stockholders (the “ADI Shareholder Purchase Rights” or “ADI subscription rights” and the “ADGC Shareholder Purchase Rights,” respectively) that were accredited investors, provided certain information to the Company regarding their intentions to purchase such shares of Company common stock, and accepted payment from ADI or ADGC, as applicable, for the repurchase of such stockholders’ shares in ADI and ADGC, respectively.  However, the Company did not have a definitive written agreement with ADGC with respect to the ADGC Asset Purchase at that time, and based on advice of its then counsel, the Company concluded that it did not have an obligation to issue the common stock purchase documents or an obligation to disclose the proposed sale of such common stock until the Company reached a definitive agreement with ADGC to complete the ADGC Asset Purchase.

The Company has reviewed and further analyzed its previously completed ADI Asset Purchase and the background of the ADGC Transaction, and the Company has concluded that it was obligated to complete the ADI Shareholder Purchase Rights offering at the time of the ADI Asset Purchase on August 31, 2011 and that it was obligated to complete the ADGC Shareholder Purchase Rights offering at the time of the ADGC Asset Purchase on June 5, 2012.  After extensive review of the above events, the Company concluded that the ADI Shareholder Purchase Rights offering should have been treated as part of the purchase price of the ADI assets pursuant to the ADI Asset Purchase and that, as a result, the Company should restate its quarterly financial statements and related Form 10-Q filings for each of the quarters ended September 30, 2011 and December 31, 2011 as a result.

The Company is filing this Amendment No. 1 to Form 10-Q for the quarter ended September  30, 2011 to reflect the proper accounting treatment.

Effects of the restatement by line item follow for the periods presented in this Amendment No. 1 to Form 10-Q:

	Impact to Balance Sheet
	September 30, 2011
	As Previously Reported	As Restated
Equipment	$1,750,000	$3,255,503
Patents	250,000	9,784,497
Intangibles	260,000	-
Total assets	2,805,400	13,585,400
Additional paid-in-capital	1,693,146	12,983,146
Deficit accumulated during the development stage	(318,464)	(828,464)
Total shareholders’ equity	1,396,600	12,176,600
Total liabilities and shareholders’ equity	2,805,400	13,585,400

	Impact to Statements of Operations
	Three Months Ended		Six Months Ended		September 17, 2009 (Inception) through
	September 30, 2011		September 30, 2011		September 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Professional fees	$84,260	$507,152	$84,260	$507,152	$84,260	$539,440
Marketing costs	172,891	11,150	172,891	11,150	172,891	11,150
Corporate general and administrative	19,135	21,662	24,256	21,662	61,313	26,431
Loss from operations	(276,286)	(539,964)	(281,407)	(539,964)	(318,464)	(577,021)
Interest expense	-	(2,500)	-	(2,500)	-	(2,500)
Gain on restructuring	-	16,178	-	11,057	-	11,057
Net loss	(276,286)	(526,286)	(281,407)	(531,407)	(318,464)	(568,464)

Loss per share
Basic and fully diluted:
Weighted average number of shares
outstanding	21,917,570	13,617,487	21,917,570	10,008,743
Loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.05)

Page - 11

	Impact to Statement of Shareholders’ Equity
	September 30, 2011
	As Previously Reported		As Restated
Common stock issued for cash, net of fees, at $0.70 per share	$1,426,546		$1,676,546
Deemed distribution	-		(260,000)
ADI subscription rights issued for purchase of assets	-		11,040,000
Net loss for the six months ended September 30, 2011 Balance, September 30, 2011	(281,407	) 1,396,600	(531,407	) 12,176,600

	Impact to Statements of Cash Flow
	Six Months Ended		September 17, 2009 (Inception) through
	September 30, 2011		September 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash flows from operating activities:
Net loss	$(281,407)	$(531,407)	$(318,464)	$(568,463)
Gain on restructuring	-	(11,057)	-	(11,057)
Increase (decrease) in current liabilities	271,810	148,867	283,800	152,367
Net cash used in operating activities	(9,597)	(393,597)	(34,664)	(427,153)

Cash flows from investing activities:
Purchase of assets	(2,000,000)	(1,000,000)	(2,000,000)	(1,000,000)
Net cash used in investing activities	(2,000,000)	(1,000,000)	(2,000,000)	(1,000,000)

Cash flows from financing activities:
Services financed with a note payable	-	250,000	-	250,000
Proceeds from note payable - related party	-	9,000	-	17,490
Sale of common stock - net of fees	1,429,064	1,679,064	1,455,064	1,705,064
Proceeds from Apollo payable net of repayments	1,125,000	-	1,125,000	-
Net cash used in financing activities	2,554,064	1,938,064	2,580,064	1,972,554

Non-cash investing and financing activities:
Common stock issued for intangible	260,000	-	260,000	-
Common stock issued for trade name	-	260,000	-	260,000
Purchase of assets funded by note payable	-	1,000,000	-	1,000,000
Purchase of assets funded through ADI subscription rights issuance	-	11,040,000	-	11,040,000

Page - 12

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.  The adoption of this accounting standard will not have a material effect on the Company's financial statements.

In July 2012 the FASB issued new ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard).  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment.  It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company will adopt this new standard in 2013.

        There are currently no other accounting standards that have been issued that will have a significant impact on the Company's financial position, results of operations or cash flows upon adoption.

NOTE 2 – ASSET PURCHASE

The Company purchased certain assets from Apollo Diamond Inc. (“ADI”) on August 31, 2011, consisting primarily of diamond growing machines and certain intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the right for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  The Company has estimated the fair value of these ADI subscription rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right.  At the date of the transaction, the fair value of these rights was $11,040,000, and this amount was credited to additional paid-in capital. The fair value of the ADI subscription rights was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 1 year.

The following table reflects our purchase price allocation of the assets:

Machinery and Equipment	$943,685
Reactors	2,311,818
In-Process Research and Development	9,784,497
Total	$13,040,000

The Company completed a third-party valuation to determine the fair value of the assets acquired.  The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

Page - 13

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Life	September 30, 2011	March 31, 2011
In-process research and development	Indefinite	$9,784,497	$ -

NOTE 4 – NOTES PAYABLE

In conjunction with the purchase of certain assets from ADI on August 31, 2011, the Company entered into a promissory note bearing interest at 4.00% annually and due and payable in full on September 1, 2012.  As of September 30, 2011, $1,000,000 of the promissory note to ADI remained unpaid.

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In December 2009, the Company issued 2,000,000 shares of common stock, post 2-for-1 forward split, at a price of $0.002 per share for total cash proceeds of $4,000.

In January through March 2010, the Company issued 4,400,000 shares of common stock, post 2-for-1 forward split, at a price of $0.005 per share for total cash proceeds of $22,000.

For the three months ended September 30, 2011, the Company issued 18,717,570 shares of common stock.  3,200,000 shares were issued in a 2-for-1 forward split from Krossbow Holding Corp. shareholders.  As part of a private placement, 2,517,570 shares were issued at a price of $0.70 per share for total cash proceeds, net of fees, of $1,679,064.  13,000,000 shares were issued at a market value price of $0.02 per share purchasing the name “Scio Diamond Technology Corporation” (“the Scio name”) for a total purchase price of $260,000.  The Company purchased the Scio name from a privately-held Nevada corporation (“Private Scio”) that also had the Scio name.  The Company and Private Scio are entities under common control.  Accounting Standards Codification 805-50-30-5 states that when accounting for a transfer of assets between entities under common control, the entity that receives the asset shall initially measure the recognized asset at the carrying amount in the accounts of the transferring entity at the date of the transfer.  As the Scio name acquired had no carrying value, the value of the shares given to purchase the Scio name were recorded as a deemed distribution so that the accounting basis of the Scio name remained at zero.  In addition, the Company issued 16 million subscription rights with an exercise price of $.01 per share to certain current and former stockholders of ADI as part of the asset purchase discussed in Note 2.  The Company has 21,917,570 shares of common stock issued and outstanding as of September 30, 2011.

NOTE 6 – RELATED PARTIES

The Company incurred expenses of $56,094 for professional and consulting services provided by AdamsMonahan, LLP, a firm in which our board members, Edward S. Adams and Michael R. Monahan, are partners, for the six months ended September 30, 2011 and for the period September 17, 2009 (inception) through September 30, 2011.  For the six months ended September 30, 2011, the Company did not incur expenses for professional and consulting services provided by AdamsMonahan, LLP.

On August 5, 2011, the Company executed the Scio Asset Purchase Agreement with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”).  Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company.  Our directors Edward S. Adams and Michael R. Monahan were directors of Private Scio and Joseph D. Lancia was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio.  At the time that the Scio Asset Purchase Agreement was executed, our directors Edward S. Adams and Michael R. Monahan had control of the Company.  Edward S. Adams and Michael R. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, and Joseph D. Lancia acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the right for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share.  These rights were valued at $11,040,000 in total using the Black-Scholes model.  Both Mr. Adams, in an executive role, and Mr. Monahan previously served in various capacities with ADI through early 2011.

Page - 14

NOTE 7 – SUBSEQUENT EVENTS

During the three months ended December 31, 2011, the Company issued 3,908,000 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $2,672,059.  In January 2012, the Company issued 187,500 shares of common stock at a share price of $0.70 for total cash proceeds of approximately $94,499.

As of March 31, 2012, the Company had 370,014 warrants outstanding with exercise prices of $.70 per share. The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work and are valued at $.52 per warrant using the Black-Scholes model.

Effective January 9, 2012, Charles G. Nichols was appointed Chief Financial Officer of the Company.

Beginning in April 2012 through June 30, 2012, the Company issued 2,538,750 units each consisting of one share of common stock and one warrant for the purchase of a share of common stock at an exercise price of $1.60 for a unit price of $0.80 for total net cash proceeds of approximately $1,999,920.  As of the date of this filing, the total number of units issued is 4,453,750 for net cash proceeds of $3,522,760.

On May 7, 2012, the Company implemented equity compensation arrangements for our executive officers and several key employees. These included grant agreements with certain of its executive officers pursuant to which such executive officers were granted options to purchase shares of the Company’s common stock.  Under certain of the agreements, the Company granted options with each such option being subject to the achievement of certain performance milestones by the Company.  Under certain of the agreements, the Company also granted options with each of these options vesting immediately upon execution of such agreements.  The options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code.  The exercise price for each option is $0.70 per share.  The options expire on the last business day preceding the three year anniversary of the grant date unless fully exercised or terminated earlier.

On June 5, 2012, the Company acquired substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”) (the “ADGC Asset Purchase”), consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC Stockholder Offering”).  The ADI/ADG Stockholder Offering began in June and is expected to close on or about August 30, 2012.

On July 24, 2012, the Company announced that it had signed a purchase order with an international supplier of precision diamond cutting tool products pursuant to which the Company will be providing CVD single crystal diamond in specified wafer sizes.  The purchase order calls for near term Company sales of an estimated minimum of $1,000,000, with such sales to occur in the second and third fiscal quarters of the fiscal year ending March 31, 2013, and under certain circumstances and depending upon, among other things, ongoing demand as estimated by the end product manufacturer, could produce aggregate sales by the Company of up to an estimated $5,000,000 during the first 24 months of the order.

On August 3, the Company entered into amended and restated employment agreements and change in control agreements with our executive officers.  In addition, the Company authorized equity compensation arrangements for our executive officers and adopted an amended and restated Code of Ethics and Business Conduct.

The Company, certain directors and others were served with a complaint in August 2012 filed by a former shareholder of Apollo Diamond, Inc. (ADI). The complaint alleges certain security and other law violations in connection with the ADI Asset Purchase (see note2). The claimant seeks damages to be established at trial and has not specified monetary damages.

In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On August 13, 2012, the Company named Bernard M. McPheely to the Board of Directors.

END NOTES TO FINANCIALS

Page - 15

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q/A contains forward-looking s statements that reflect the Company’s views with respect to certain future events. Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934.  Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, without limitation, those but are not limited to: (1) if the Company is not able to obtain further financing, its business operations may fail, (2) the Company has not generated any meaningful revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the Company may expend a substantial amount of time and resources in connection with its review and restatement of its previously filed financial statements and other disclosures and the transactions related thereto, and in connection with responding to potential inquiries or legal actions by the Securities and Exchange Commission or stockholders, which may impair the Company’s ability to raise capital and to operate its business, and (8) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, including, without limitations described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2012.

You are cautioned not to place undue reliance on forward-looking statements.  Unless they are specifically otherwise stated to be made as of a different date, any forward-looking statement made by us in this Amendment No. 1 are made as of, and speak on as of, November 14, 2011, the filing date of the Original Filing., which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. You are also urged to review and consider carefully the various disclosures made in the Company’s other filing with after November 14, 2011 with the Securities and Exchange Commission, including amendment to those filings.   Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

GENERAL

Restatements and Corporate History

We were incorporated on September 17, 2009 in the State of Nevada under the name Krossbow Holdings Corporation.  Krossbow's original business plan was focused on offsetting CO2 emissions through the creation and protection of forest-based carbon “sinks.”  Krossbow planned to assess carbon resource potentials, prescribe and implement ecosystem restorations to develop those resources, and thereby generate carbon offset products.  However, we have since abandoned that original business plan and restructured our business to focus on man-made diamond technology development.  We decided to acquire existing technology and to seek to efficiently and effectively produce man-made diamond. In connection with this change in business purpose, Krossbow changed its name to Scio Diamond Technology Corporation to reflect its new business direction.

On August 5, 2011, Edward S. Adams and Michael R. Monahan, both of whom now serve on the Company’s Board of Directors, acquired control of the Company through the purchase of two million (2,000,000) shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time, in accordance with a common stock purchase agreement among Mr. Kropp, Mr. Adams and Mr. Monahan.  Concurrently with the execution of the stock purchase agreement, Mr. Kropp resigned from all positions with Krossbow, including, but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

On August 5, 2011, the Company executed an Asset Purchase Agreement (the “Scio Asset Purchase Agreement”) with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”).  Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company. Mr. Adams and Mr. Monahan were directors of Private Scio, and Mr. Lancia was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio.  Edward S. Adams and Michael R. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, Joseph D. Lancia, our Chief Executive Officer, acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

Page - 16

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date (which promissory note had a remaining outstanding balance of $1,000,000 as of September 30, 2011).  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the right to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).    After extensive review of the above events, the Company concluded that the ADI Offering should have been treated as part of the purchase price of the ADI assets pursuant to the ADI Asset Purchase and that, as a result, the Company should restate its quarterly financial statements and related Form 10-Q filings for each of the quarters ended September 30, 2011 and December 31, 2011 as a result.  Accordingly, the purchase price for the ADI assets was an aggregate of $2,000,000, in a combination of cash and a promissory note, plus the ADI subscription rights.

As of the date of the Original Filing, the Company intended to acquire (and it subsequently did acquire on June 5, 2012) substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”), consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the "ADGC Offering").

Business Overview

The Company's primary mission is the development of profitable and sustainable commercial applications for its planned mass production of high quality, single-crystal diamond in a laboratory environment using its Diamond Technology and patented Mosaic production approach.  The Company intends to target both the commercial/industrial and gemstone markets and anticipates opportunities in areas including, but not limited to, diamond gemstone jewelry, power switches, optoelectronics, cutting devices, semi-conductors and life sciences.

As of the date of the Original Filing, the Company had not generated any revenue from the sale of diamond or diamond materials nor did it have firm orders placed by potential customers.  However, if the Company is able to produce high-quality, relatively low-cost diamond and diamond materials in reliable quantities, then such products may be incorporated into existing applications and technologies and spur new technologies.  In such case, the Company expects numerous product development and licensing opportunities for the Company.  The unique physical properties of diamond combined with consistent availability made possible by our Diamond Technology and patented Mosaic production approach lead to potential market opportunities in electronics, optics, communications, and computing.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended March 31, 2011.

Some of the accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of our assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates and could materially affect the carrying values of our assets and liabilities and our results of operations.

The following is a summary of the more judgmental estimates and complex accounting principles, which represent our critical accounting policies.

Development Stage Company

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom.

Page - 17

Asset Purchases

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and certain intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the right for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share.  The Company has estimated the fair value of these subscription rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right for a total of $11,040,000 for these rights.

The following table reflects our purchase price allocation of the assets:

Machinery and Equipment	$943,685
Reactors	2,311,818
In-Process Research and Development	9,784,497
Total	$13,040,000

The Company completed a third-party valuation to determine the fair value of the assets acquired.  The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

We believe that the acquisition of these assets from ADI was not the acquisition of a “business” within the definition set forth in GAAP or Rule 11-01(d).

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight line basis beginning at the time it is placed in service, based on the following estimated useful lives:
Years
Machinery and equipment                                                                              3–15
Furniture and fixtures                                                                                     3–10
Engineering equipment                                                                                   5–12

Leasehold improvements are depreciated over the lesser of the remaining term of the lease or the life of the asset (generally three to five years).

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment has not been placed into service as of September 30, 2011.

After initial recognition, tangible assets acquired that are used in commercialization activities are accounted for in accordance with their nature.  FASB ASC 360 requires that these assets be classified as indefinite-lived until the completion or abandonment of the associated commercialization efforts, at which time the asset would be considered to be placed in service and the entity would determine the assets’ appropriate useful lives.  In consideration thereof, we believe that the useful life of the reactors (the primary tangible assets) is indefinite until such time as the production and effective commercialization of the production of the reactors (lab-grown diamond) occurs or is more definite. The mechanical components of the reactors have relatively long lives, upwards of ten (10) years, but the capacity limitations of the reactors may render them obsolete from an efficiency perspective as technology in the industry continues to evolve. We, therefore, plan to reassess or redetermine the useful lives of such assets on an annual basis. The lives of the remainder of the tangible assets will be considered based on their technological and functional obsolescence and depreciated accordingly once they are placed in service.

Intangible Assets

Regarding intangible assets including the patents, the Company believes that, due to the inability to identify unique, specific commercialization potential with any degree of certainty, it is appropriate to consider the entire portfolio “In Process Research and Development,” or “IPRD.”  The Company believes that the IPRD has alternative future uses.  At such time that production begins and commercialization of separate components of the intellectual property portfolio are then marketed to varying distribution channels, segmentation  and bifurcation of the IPRD asset to finite-lived commercialized intellectual property assets will be considered.  Applicable accounting guidance requires an indefinite life for IPRD assets until such time as the commercialization can be reasonably estimated at which time the assets will be available for their intended use   At such time as those requirements are met, we believe that consideration of the legal life of the intellectual property protection should be of considerable importance in determining the useful life.  Upon commercialization and determination of the useful life of the intellectual property assets, consideration will be given to the eventual expiration of the intellectual property rights underlying certain critical aspects of our manufacturing process.

Page - 18

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2011 Compared to the Three Month Period Ended September 30, 2010

Our net loss for the three-month period ended September 30, 2011 was ($526,286), compared to net losses of $(2,110) during the three months ended September 30, 2010. Our cumulative net loss since inception (September 17, 2009) through September 30, 2011 was ($568,464).  Through September 30, 2011, we had not generated any revenue since inception.

During the three-month period ended September 30, 2011, we incurred total expenses of $542,464, compared to total expenses of $2,100 during the three months ended September 30, 2010.  Since inception (September 17, 2009) through September 30, 2011, we have incurred total expenses of $579,521, which have generally related to corporate overhead, marketing, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement and other SEC filings.

We have not had any revenue to offset our expenses, and so, we have incurred net losses.  Our net loss per share for the three-month period ended September 30, 2011 was ($0.04) per share, compared to a net loss per share of ($0.00) for the three months ended September 30, 2010.   The weighted average number of shares outstanding was 13,617,487 and 6,400,000, respectively, for the three-month periods ended September 30, 2011 and 2010.

Six Month Period Ended September 30, 2011 Compared to the Six Month Period Ended September 30, 2010

Our net loss for the six-month period ended September 30, 2011 was ($531,407), compared to net losses of $(21,680) during the six months ended September 30, 2010.  Our cumulative net loss since inception (September 17, 2009) through September 30, 2011 was ($568,464).  Through September 30, 2011, we had not generated any revenue since inception.

During the six-month period ended September 30, 2011, we incurred total expenses of $539,963, compared to total expenses of $21,680 during the three months ended September 30, 2010.  Since inception (September 17, 2009) through September 30, 2011, we have incurred total expenses of $579,521, which have generally related to corporate overhead, marketing, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement and other SEC filings.

We have not had any revenue to offset our expenses, and so, we have incurred net losses.  Our net loss per share for the six-month period ended September 30, 2011 was ($0.05) per share, compared to a net loss per share of ($0.00) for the six months ended September 30, 2010.   The weighted average number of shares outstanding was 10,008,743 and 6,400,000, respectively, for the six-month periods ended September 30, 2011 and 2010.

FINANCIAL CONDITION

At September 30, 2011, we had total assets of $13,585,400, compared to total assets of $933 at March 31, 2011.  This increase in assets was primarily related to the ADI Asset Purchase which included indefinite lived intangible assets of $9,784,497 and fixed assets of $3,255,503.  We had cash of $545,400 at September 30, 2011.

Total liabilities at September 30, 2011 were $1,408,800, compared to total liabilities of $11,990 at March 31, 2011.  Total liabilities at September 30, 2011 were comprised primarily of notes payable and accounts payable.

Total shareholders’ equity was $12,176,600 at September 30, 2011, compared to ($11,057) at March 31, 2011.  Shareholders’ equity increased during the period primarily due to the issuance of subscription rights in connection with the ADI Asset Purchase.  Other components of the change in shareholders’ equity related to sales and issuances of common stock and net losses during the period.

CASH FLOWS

Operating Activities

As of September 30, 2011, we had not generated positive cash flows from operating activities. For the six-month period ended September 30, 2011, net cash flows used in operating activities were ($393,597), consisting primarily of a net loss of ($531,407), offset by an increase in accrued expenses of $148,867, compared to net cash flows used in operating activities for the six months ended September 30, 2010 of ($25,902).  Since inception (September 17, 2009) through September 30, 2011, net cash flows used in operating activities were ($427,154).

Page - 19

Investing Activities

For the six-month period ended September 30, 2011, net cash flows used in investing activities were ($1,000,000), consisting solely of the ADI Asset Purchase.  Net cash flows used in investing activities were $0 for the six months ended September 30, 2010 and ($1,000,000) for the period from inception (September 17, 2009) to September 30, 2011.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity or debt securities.  For the six-month periods ended September 30, 2011 and September 30, 2010, we generated $1,938,064 and $2,000, respectively, from financing activities.  For the period from inception (September 17, 2009) to September 30, 2011, net cash flows provided by financing activities was $1,972,554, consisting primarily of proceeds from the sale of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing cash is expected to be adequate to fund our operations over the next fiscal quarter through December 31, 2011.  We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of sales of our common stock and warrants to acquire common stock.  In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) manufacturing operations; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

MATERIAL COMMITMENTS AND ARRANGEMENTS

On August 31, 2011, the Company acquired certain assets of ADI, consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date (which promissory note had a remaining outstanding balance of $1,000,000 as of September 30, 2011).  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the right to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share.  The Company has estimated the fair value of these subscription rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right for a total of $11,040,000 for these rights.

As of the date of the Original Filing, the Company intended to acquire (and it subsequently did acquire on June 5, 2012) substantially all of the assets of ADGC, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share.

The Company understands that most of the outstanding shares of ADI and ADGC were redeemed prior to and in anticipation of the Company’s purchase of assets from ADI and ADGC.  Mr. Adams and his spouse owned approximately 2% of the common stock of ADI and 11% of the common stock of ADGC (prior to the stock repurchases by such companies in 2011).  Neither Mr. Adams nor his spouse will participate in the ADI Offering or the ADGC Offering.  Mr. Monahan held no stock of ADI and approximately 4% of the stock of ADGC (prior to the stock repurchases by ADGC in 2011).  Mr. Monahan will not participate in the ADI Offering or the ADGC Offering.  Mr. Adams and Mr. Monahan and their law firm have provided legal services to each of ADI, ADGC and the Company.  Robert C. Linares, the Chairman of the Board of each of ADI and ADGC, who is also the largest stockholder of each of ADI and ADGC, is the father-in-law of Mr. Adams.  Mr. R. Linares may purchase up to 250,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI Offering and ADGC Offering.  Bryant R. Linares, a former executive officer of both ADI and ADGC, and the second largest stockholder previously of both ADI and ADGC, may purchase up to 1,000,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI Offering.  Mr. B. Linares is the brother-in-law of Mr. Adams.

Page - 20

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report,  we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

           Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the Original Report, the Company, under the supervision and with the participation of the management team at that time, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Subsequent to the evaluation made in connection with the Original Report and in connection with the restatement and filing of this Amendment No. 1, our current management team, including  our President and Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 and concluded that, because of weaknesses in our internal control over financial reporting, which have required the restatement of our financial statements for the quarterly period ended September 30, 2011, and the amendment of the Original Report, our disclosure controls and procedures were not effective as of September 30, 2011.

In connection with the evaluation described above, the current management team identified material weaknesses as of September 30, 2011, in the following areas:

•	Lack of written documentation of our internal control policies and procedures.
•
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and functioning of required internal controls and procedures.

•	Insufficient communication processes in connection with period end financial disclosure and reporting.
•	Due to our small size, limited segregation of duties in certain areas of our financial reporting and other accounting processes and procedures.

In March 2012, current management changed the Company’s outside counsel in an effort to improve the disclosure advice available to it.

Changes In Internal Control over Financial Reporting

After considerable effort, the current management of the Company was unable to determine the internal controls over financial reporting that were used prior to August 5, 2011, and, accordingly, is not able to assess whether there were changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have material affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

Subsequent to September 30, 2011, the Company has been actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of September 30, 2011.  These remediation efforts, outlined below, were specifically designed to address the material weaknesses identified by the Company’s management.

To further remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2013:

•	Adding one or more independent directors and establishing an audit committee.
•	Refining our internal procedures, including our communication and data gathering processes in connection with period end financial disclosure and reporting.

Page - 21

PART II - OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

None as of the date of the Original Filing.

ITEM 1A.                     RISK FACTORS

Not applicable.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed in Current Reports on Form 8-K.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                      OTHER INFORMATION

On August 18, 2011, the Company filed a Form 8-K which stated that, as a result of the Scio Asset Purchase Agreement pursuant to which the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio on August 5, 2011, the Company concluded that it was no longer a shell corporation as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities Exchange Act of 1934.  The Company filed a Form 8-K/A on August 19, 2011 to update information provided in on our Form 8-K dated August 18, 2011, adding the footnote to the pro-forma.  However, the Company has since determined that the August 5, 2011 transaction did not result in the Company ceasing to be a shell corporation as such term is defined under the applicable statutes and rules.
On August 31, 2011, the Company completed the ADI Asset Purchase, pursuant to which it acquired diamond growing machines and intellectual property related thereto from ADI, in exchange for an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date, plus the ADI Shareholder Purchase Rights.   Management has determined that, as a result of the ADI Asset Purchase, the Company was no longer a shell corporation as that term is defined under the applicable statutes and rules as of August 31, 2011.  Disclosures required by Item 5.06 of Form 8-K as a result of the Company's August 31, 211 change in shell company status was previously reported in the 8-K filings on August 18 and 19, 2011, referenced above, which disclosures have been superseded contained in later SEC filings by the Company, and which disclosures are supplemented by the following disclosures.
As of August 31, 2011, the Company intended to acquire (and it subsequently did acquire on June 5, 2012) substantially all of the assets of ADGC, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share.
The Company understands that most of the outstanding shares of ADI and ADGC were redeemed prior to and in anticipation of the Company’s purchase of assets from ADI and ADGC.  Mr. Adams and his spouse owned approximately 2% of the common stock of ADI and 11% of the common stock of ADGC (prior to the stock repurchases by such companies in 2011).  Neither Mr. Adams nor his spouse will participate in the ADI Offering or the ADGC Offering.  Mr. Monahan held no stock of ADI and approximately 4% of the stock of ADGC (prior to the stock repurchases by ADGC in 2011).  Mr. Monahan will not participate in the ADI Offering or the ADGC Offering.  Mr. Adams and Mr. Monahan and their law firm have provided legal services to each of ADI, ADGC and the Company.  Robert C. Linares, the Chairman of the Board of each of ADI and ADGC, who is also the largest stockholder of each of ADI and ADGC, is the father-in-law of Mr. Adams.  Mr. R. Linares may purchase up to 250,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI Offering and ADGC Offering.  Bryant R. Linares, a former executive officer of both ADI and ADGC, and the second largest stockholder previously of both ADI and ADGC, may purchase up to 1,000,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI Offering.  Mr. B. Linares is the brother-in-law of Mr. Adams.  Mr. Adams and Mr. Monahan and their law firm have provided legal services to each of ADI, ADGC and the Company.  ADI applied $275,000 of the cash proceeds from the ADI Asset Purchase to pay AdamsMonahan LLP for legal services.

Page - 22

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of this Report:

Exhibit No.	Description	Filing
3.01(a)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on August 19, 2011 on Form 8-K
3.02	Bylaws	Filed with the SEC on August 19, 2011 on Form 8-K.
10.01	Asset Purchase Agreement with Scio Diamond Company, August 5, 2011	Filed with the SEC on August 19, 2011 on Form 8-K.
10.02	Schedule 1.1(a) “Acquired Assets” of the Asset Purchase Agreement in 10.1	Filed with the SEC on August 19, 2011 on Form 8-K
10.03	Asset Purchase Agreement with ADI, August 31, 2011	Filed herewith
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 23

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY, INC..

Dated: August 16, 2012	/s/ Joseph D. Lancia
By: Joseph D. Lancia Its: President and Chief Executive Officer

Dated: August 16, 2012	/s/ Charles G. Nichols
By: Charles G. Nichols Its: Chief Financial Officer

Page - 24

INDEX TO EXHIBITS

Exhibit No.	Description
10.03	Asset Purchase Agreement With ADI, August 31, 2011
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

Page - 25

Exhibit 10.03

ASSET PURCHASE AGREEMENT

THIS ASSET PURCHASE AGREEMENT (this “Agreement”) dated as of August 31, 2011, is by and among APOLLO DIAMOND, INC., a Delaware corporation (“ADI”) and SCIO DIAMOND TECHNOLOGY CORPORATION, a Nevada corporation (“SCIO”).  ADI may be referred to in this Agreement as the “Seller” and SCIO may be referred to in this Agreement the “Purchaser.”  Seller and Purchaser may be referred to in this Agreement collectively as the “Parties” and individually as a “Party.”

RECITALS

WHEREAS, Seller is engaged in the business of owning and developing proprietary technology relating to the production of laboratory‐created diamond and diamond materials (the “Business”);

WHEREAS, Seller desires to sell to Purchaser, and Purchaser desires to acquire from Seller, certain of the property, assets, rights, and privileges of Seller related to, used in, or otherwise associated with the assets on the terms and subject to the conditions set forth in this Agreement;

NOW THEREFORE, in consideration of the premises and mutual agreements, benefits, representations, warranties, and covenants of the Parties contained herein, and other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound subject to the terms and conditions hereof, the Parties each agree as follows:

ARTICLE I.
DEFINITIONS AND INTERPRETATION

1.1. Definitions and Interpretation.  Unless otherwise expressly provided to the contrary in this Agreement (a) capitalized terms used herein shall have the meanings set forth in Section 1.2, unless the context otherwise requires and (b) this Agreement shall be interpreted in accordance with the provisions set forth in Section 1.3.

1.2. Definitions.  Subject to Section 1.3 below, the following terms shall have the following definitions when used in the Agreement:

“ADI” has the meaning set forth in the Preamble.

“Affiliate” means a Person that directly, or indirectly through one or more intermediaries, controls or is controlled by or is under common control with another Person.  As used in this definition, “control” means the possession, directly or indirectly, of the power to direct or cause the direction of management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.  Purchaser, on the one hand, and Seller, on the other hand, will not be deemed to be Affiliates of each other.

“Agreement” has the meaning set forth in the Preamble.

“Assigned Intangible Assets” has the meaning set forth in Section 2.1(l).

“Books and Records” means the books, files, records, information, and data (including all Tax Returns and related workpapers and electronic data to the extent transferable) relating to the Purchased Assets and Business that are in the possession of Seller, including data regarding all accounts receivable and accounts payable in such form as reasonably requested by Purchaser so that such data can be transferred to Purchaser’s accounting system from Seller’s accounting system.

“Business” has the meaning set forth in the Recitals above.

“Business Day” means any day other than a Saturday, Sunday, or other day on which commercial banks in Minneapolis, Minnesota are authorized or required by Law to close.

“Cash Payment” has the meaning set forth in Section 2.3.

“Claim” means any demand, claim, cause of action, suit, demand, judgment, complaint, notice of noncompliance or violation, or other assertion of Liability.

“Closing” has the meaning set forth in Section 3.1.

“Closing Date” has the meaning set forth in Section 3.1.

“Code” means the Internal Revenue Code of 1986, as amended.

“Computer Software” has the meaning set forth in Section 2.1(b)(ii).

“Consent” means any necessary ratification by, notification requirement to, filing or registration with, or consent, waiver, approval, permit, or other authorization from, a Governmental Authority or other third party.

“Contemplated Transactions” means all of the transactions contemplated by this Agreement, including: (a) the sale of the Purchased Assets to Purchaser; (b) the execution and delivery of the Transaction Documents; and (c) the performance by the Parties of their respective covenants and obligations under this Agreement.

“Contract” means any contract, agreement, lease, license, instrument, commitment, or other obligation or arrangement (whether written or oral), and any liability, cost, or expense of whatever kind or nature relating to the foregoing, that is binding on a Person or any part of its property under applicable Law.

“Damages” means any and all damages, losses, liabilities, payments, obligations, penalties, fines, assessments, charges, costs, Taxes, disbursements or expenses (including interest, awards, judgments, settlements, costs of redemption, fees, reasonable disbursements and expenses of attorneys, accountants and other professional advisors and of expert witnesses and costs of investigation and preparation of any kind or nature whatsoever) and court costs.

“Employee Benefit Plan” means any (a) employee welfare benefit plans or employee pension benefit plans as defined in sections 3(1) and 3(2) of ERISA, including plans that provide retirement income or results in deferrals of income by employees for periods extending to their terminations of employment or beyond, and plans that provides medical, surgical or hospital care benefits or benefits in the event of sickness, accident, disability, death or unemployment and (b) other employee benefit agreements or arrangements that are not ERISA plans, including any deferred compensation plans, incentive plans, bonus plans or arrangements, stock option plans, stock purchase plans, stock award plans, golden parachute agreements, severance pay plans, dependent care plans, cafeteria plans, employee assistance programs, scholarship programs, retention incentive agreements, noncompetition agreements, vacation policies and, or other similar plans, agreement or arrangements that (i) are maintained by or required to be contributed to Seller or any Affiliates thereof or with respect to which Seller may have any Liability, (ii) have been approved by Seller or any Affiliates thereof but are not yet effective for the benefit of Seller Employees or their beneficiaries, or (iii) that were previously maintained by Seller or any Affiliates thereof and with respect to which Seller or any Affiliates thereof may have any Liability, contingent or otherwise.

“Environmental, Health and Safety Laws” means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976, the Occupational Safety and Health Act of 1970, each as amended, together with all other laws, rules and regulations of federal, state, local and foreign governments (and all agencies thereof) and other requirements having the force or effect of law relating to or imposing liability or standards of conduct concerning pollution or protection of the environment, public health and safety, or employee health and safety, and all judgments, orders and decrees of federal, state, local and foreign governments (and all agencies thereof) having the force and effect of law issued or promulgated thereunder, and all related common law theories.

“ERISA” means the Employee Retirement Income Security Act of 1974, as amended.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Excluded Assets” has the meaning set forth in Section 2.2.

“Governmental Authority” means the United States and any foreign, state, county, city, or other political subdivision and any department, commission, ministry, board, bureau, agency, commission, officer, official, court, tribunal, arbitrator, board or bureau or other instrumentality thereof or any quasi‐governmental or private body exercising any regulatory, administrative, taxing, importing, exporting, or other governmental or quasi-governmental function and any self‐regulatory organization, such as a securities exchange.

“Governmental Order” means any Order, directive, writ, judgment, injunction, decree, stipulation, determination, or award by or with any Governmental Authority.

“Intangible Personal Property” means certain proprietary rights, business names, business logos, slogans, processes, Intellectual Property, licenses, technology, computer software, source codes, operating rights, plans and specifications, third party guaranties and warranties, data and content, and all other intangible rights and property, and any work product, knowledge, creative works, and other proprietary data related thereto.

“Intellectual Property” means all copyrights, patents, trademarks, trade names, service marks, mask works, rights of publicity and privacy, inventions, design rights, drawings, trade secrets, pricing plans, royalties, secret processes, formulae, rights in know‐how and all applications, registrations, renewals and other rights relating to the foregoing (whether or not any registration or filing has been made with respect thereto) used primarily in connection with the Business, including the Computer Software, Trademark Intellectual Property and the Website Intellectual Property.

“Interim Period” means the period of time from the date of this Agreement until the earlier of the Closing or the Termination Date.

“Knowledge” “Know” “Knowing” means in the case of Seller, the actual knowledge of the Seller Employees or the Seller’s representatives or agents after reasonable inquiry, but without independent investigation and, in the case of Purchaser, the actual knowledge of the Purchaser’s employees, representatives or agents after reasonable inquiry, but without independent investigation.

“Law” means all applicable local, state, federal, tribal, and foreign laws (whether statutory or common) and rules, regulations, rules, tariffs and regulatory authorizations, codes (including the Code), and ordinances promulgated thereunder, as well as case law, judgments, orders, consent orders, or decrees.

“Lease” means any lease or sublease, including any amendments thereto, of any Purchased Asset.

“Leased Real Property” has the meaning set forth in Section 2.2(f).

“Liabilities” means any and all expenses, debts, liabilities and obligations, whether accrued or fixed, absolute or contingent, matured or unmatured, or determined or determinable, including those arising under any Law or Governmental Order and those arising under any contract, agreement, arrangement, commitment or undertaking.

“Lien” means any charge against or interest in property to secure payment of a debt or performance of an obligation such as a Claim, debt, mortgage, indenture, hypothecation, encumbrance, Liability, lien, right of redemption, security interest, mechanic’s or materialman’s lien, judgment lien, assessment, special assessment, title defect, restriction, reservation, reversion, Contract, or right or interest of any third party, whether absolute or contingent, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction.

“Material Adverse Effect” with respect to any Person means any change, event, development, circumstance or effect (each, an “Effect”) that, individually or taken together with all other related Effects, is, or would be reasonably expected to be, materially adverse (i) to the condition (financial or otherwise), assets, liabilities (taken together), business or results of operations of such Person and its subsidiaries, taken as a whole, but excluding the Effect (A) resulting from general economic conditions that does not disproportionately affect such Person in any material respect, (B) affecting companies in the industry in which it conducts its business generally, provided that such Effect does not disproportionately affect such Person in any material respect, or (C) resulting from the announcement or performance of this Agreement or the transactions contemplated hereby or (ii) on the ability of such Person to perform its obligations under this Agreement and the Transaction Documents or to consummate the Contemplated Transactions.

“Note Payment” has the meaning set forth in Section 2.3.

“Notice Period” has the meaning set forth in Section 6.4(d).

“Offer of Employment” has the meaning set forth in Section 7.1.

“Order” means any order, ruling, decision, verdict, decree, charge, award (including arbitration awards), judgment, injunction, directive or other similar determination or finding by, before, or under the supervision of any Governmental Authority, or any arbitrator, board of arbitration, or similar entity including any regulatory or administrative Proceeding.

“Ordinary Course of Business” means, with respect to any Person, the ordinary course of business of such Person consistent with past custom and practice (including with respect to quantity and frequency).

“Organizational Documents” means the articles of incorporation, certificate of incorporation, charter, bylaws, articles or certificate of formation, certificates of designation, regulations, operating or company agreement, certificate of limited partnership, partnership agreement, and all other similar documents, instruments or certificates executed, adopted, or filed in connection with the creation, formation, or organization of a Person, including any amendments thereto.

“Other Equipment” has the meaning set forth in Section 2.1(c).

“Party” or “Parties” has the meaning as set forth in the Preamble.

“Permits” means all licenses, permits, concessions, franchises, certificates, consents, exemptions, approvals, variances, registrations, or authorizations of any Governmental Authority, necessary or desirable in connection with, related to, or associated with the Purchased Assets or the conduct of the Business.

“Person” means any individual, firm, association, incorporated or unincorporated organization, partnership, business, trust, estate, joint stock company, joint venture, club, syndicate, company, corporation, Governmental Authority, or other legal entity.

“Proceeding” means any action, suit, hearing, investigation, audit, examination, arbitration, litigation, review or other proceeding, at law or in equity, before any Governmental Authority, including any regulatory or administrative proceeding.

“Prohibited Transactions” has the meaning set forth in Section 6.4(a).

“Purchase Consideration Allocation” has the meaning set forth in Section 8.1.

“Purchased Assets” has the meaning set forth in Section 2.1.

“Purchaser” has the meaning set forth in the Preamble.

“Purchaser’s Reimbursable Expenses” means, with respect to Purchaser, the reasonable and documented out‐of‐pocket fees and expenses incurred by Purchaser, prior to the termination of this Agreement, in connection with the Contemplated Transactions and the preparation, negotiation, prosecution, and performance of this Agreement, including all reasonable fees and expenses of counsel, investment banking firms, financial advisors, accountants, and consultants to Purchaser in connection therewith.

“Real Property Rights” all easements, servitudes, rights‐of‐way, privileges, licenses, and appurtenances related or pertaining to the Leased Real Property, including all right, title and interest, if any, in and to (a) any land in the bed of any street, road or avenue open or proposed in front of or adjoining the Leased Real Property; (b) any rights‐of‐way, rights of ingress or egress or other interests in, on, or to, any land, highway, street, road, or avenue, open or proposed, in, on, or across, in front of, abutting or adjoining the Leased Real Property, and any awards made, or to be made in lieu thereof, and in and to any unpaid awards for damage thereto by reason of a change of grade of any such highway, street, road, or avenue; (c) any easement across, adjacent or appurtenant to the Leased Real Property, existing or abandoned; (d) all sewage treatment capacity and water capacity and other utility capacity to serve the Leased Real Property and Improvements; (e) all oil, gas, and other minerals in, on or under, and that may be produced from the Leased Real Property; (f) all water in, under or that may be produced from the Leased Real Property, and all wells, water rights, permits and historical water usage pertaining to or associated with the Leased Real Property; (g) any land adjacent or contiguous to, or part of the Leased Real Property, whether those lands are owned or claimed by deed, limitations or otherwise, and whether or not they are located inside or outside the description given herein, or whether or not they are held under fence by Seller or whether or not they are located on any survey; and (h) any reversionary rights attributable to the Leased Real Property.

“Retained Books and Records” has the meaning set forth in Section 2.2(c).

“Retained Liabilities” has the meaning set forth in Section 2.4(a).

“SCIO” has the meaning set forth in the Preamble.

“Seller” has the meanings set forth in the Preamble.

“Seller Employees” mean all existing or former employees of Seller or any of its Affiliates.

“Seller’s Reimbursable Expenses” means, with respect to Seller, the reasonable and documented out‐of‐pocket fees and expenses incurred by Seller, prior to the termination of this Agreement, in connection with the Contemplated Transactions and the preparation, negotiation, prosecution, and performance of this Agreement, including all reasonable fees and expenses of counsel, investment banking firms, financial advisors, accountants, and consultants to Seller in connection therewith.

“Straddle Period” has the meaning set forth in Section 8.2.

“Superior Proposal” means any bona fide written proposal or offer with respect to a Competing Transaction made by a third party (A) to acquire, directly or indirectly, the Business for consideration consisting of cash, other consideration, and the assumption of substantially all liabilities required to be assumed by Purchaser under this Agreement, and (B) that is otherwise on terms that the Board of Directors of ADI determines in its reasonable good faith judgment (after consultation with its financial advisor and outside counsel), taking into account, among other things, all legal, financial and other aspects of the proposal or offer (1) if consummated, would result in a transaction that is more favorable, from a financial point of view, to the Seller’ stakeholders than the Contemplated Transactions and (2) is reasonably capable of being promptly consummated including with respect to receipt of all required regulatory approvals.

“Tangible Personal Property” means furniture, fixtures, furnishings, racks, cabinets, hardware, tools, machinery, instruments, measuring and other devices, appliances, supplies, communications devices and systems, computers, servers, and other computer equipment, hardware and systems, electrical equipment and systems, construction, repair, and maintenance equipment, materials, spare parts, and any other items of tangible personal property.

“Tax” means any federal, state, local or foreign income tax, ad valorem tax, excise tax, sales tax, use tax, value added tax, alternative or add‐on minimum tax, franchise tax, real or personal property tax, transfer tax, gross receipts tax, escheat or unclaimed property tax, or other tax, assessment, duty, fee, levy or other governmental charge of any kind whatsoever, together with and including any and all interest, fines, penalties, assessments and additions to tax resulting from, relating to, or incurred in connection with any such tax or any contest or dispute thereof.

“Tax Returns” means all returns, declarations, reports, statements and other documents required to be filed in respect of Taxes.

“Termination Date” has the meaning set forth in Section 11.1(b).

“Termination Fee” means $1,000,000.

“Trademark Intellectual Property” has the meaning set forth in Section 2.1(b)(iii).

“Trademarks” has the meaning set forth in Section 2.1(b)(iii).

“Transferred Books and Records” has the meaning set forth in Section 2.1(i).

“Transaction Documents” means the agreements listed in Sections 3.3 and 3.4 and any other agreements or documents executed in connection with or as required under this Agreement.

“Transferred Employee” has the meaning set forth in Section 7.2.

“Website” has the meaning set forth in Section 2.1(b)(iv).

“Website Intellectual Property” has the meaning set forth in Section 2.1(b)(iv).

“Underlying Technology” means any and all technical information, software, specifications, drawings, records, shared drive and other computer files, work product, works of authorship, or other creative works or ideas knowledge, know‐how, trade‐secrets, invention disclosures, or other data including works subject to copyright protection and mask works associated with Seller’ website or operation thereof, including related e‐mail.

1.3. Interpretations.  Unless expressly provided for elsewhere in this Agreement, this Agreement shall be interpreted in accordance with the following provisions:

All references herein to Articles, Sections, Exhibits and Schedules are to Articles and Sections of and Exhibits and Schedules attached to and forming part of this Agreement, unless the contrary is specifically stated;

(a)   The headings of the Articles, Sections and subsections of this Agreement and the headings contained in the Exhibits and Schedules hereto are inserted for convenience of reference only and shall not in any way define or affect the meaning, construction, or scope of any of the provisions hereof or thereof;

(b)   A defined term has its defined meaning throughout this Agreement and each Exhibit and Schedule to this Agreement, regardless of whether it appears before or after the place where it is defined;

(c)   In the event of any conflict between the main body of this Agreement and the Exhibits and Schedules hereto, the provisions of the main body of this Agreement shall prevail;

(d)   Except where specifically stated otherwise, any reference to any statute, regulation, rule, or agreement shall be a reference to the same as amended, supplemented or reenacted from time to time;

(e)   Whenever the words “include,” “including,” or “includes” appear in this Agreement, they shall be read as if followed by the words “without limitation” or words having similar import;

(f)   Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine, or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa;

(g)   A reference to any agreement or document (including a reference to this Agreement) is to the agreement or document as amended, varied, supplemented, novated or replaced, from time to time, except to the extent prohibited by this Agreement or that other agreement or document;

(h)   A reference to any party to this Agreement or another agreement or document includes the party’s permitted successors and assigns;

(i)   A reference to a writing includes a facsimile transmission of it and any means of reproducing of its words in a tangible and permanently visible form;

(j)   A reference to a statute, regulation or law shall include any amendment thereof or any successor thereto and any rules and regulations promulgated there under;

(k)   The words “hereof,” “herein” and “hereunder” and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement;

(l)   Unless otherwise specified, all references to a specific time of day in this Agreement shall be based upon Central Standard Time or Central Daylight Savings Time, as applicable on the date in question;

(m)   References to “$” or to “dollars” shall mean the lawful currency of the United States of America;

(n)   No action shall be required of the Parties except on a Business Day and in the event an action is required on a day which is not a Business Day, such action shall be required to be performed on the next succeeding day which is a Business Day;

(o)  All references to “day” or “days” shall mean calendar days unless specified as a “Business Day;”

(p)   Time periods within or following which any payment is to be made or act is to be done shall be calculated by excluding the day on which the time period commences and including the day on which the time period ends and by extending the period to the next Business Day following if the last day of the time period is not a Business Day.

ARTICLE II.
PURCHASE AND SALE

2.1. Purchase and Sale of Purchased Assets.  Upon the terms and subject to the conditions set forth in this Agreement, at the Closing, Seller shall sell, convey, assign, transfer, and deliver to Purchaser, and Purchaser shall purchase, acquire, and accept from Seller, free and clear of any interest in such property as provided by 11 U.S.C. §363(f), all of Seller’s right, title, and interest in and to certain of the property, assets, rights, and privileges of Seller related to, used in, held for use in, or associated with the operation of the Business, including personal property, tangible or intangible property, wherever located, whether accrued, contingent or otherwise, other than the Excluded Assets (collectively, the “Purchased Assets”), including the following:

(a)   Diamond Growers and Related Equipment. Subject to Section 2.2, the diamond growers listed on Schedule 2.1(a), and related diamond growing equipment, including but not necessarily limited to lasers, polishers, finishers, big saws, power generators, recirculation systems, clean rooms, UPS, automated test equipment, PL, FTIR, AV‐VIS, microscopes, X‐rays machines and certain other related and miscellaneous equipment relating the Business (collectively the “Transferred Diamond Growing Equipment”);

(b)   Intellectual Property.  The Intellectual Property constituting:

(i) All issued patents and patent applications of Seller whether pending, in force or abandoned as well as any and all patent related documents including invention disclosures and descriptions, draft patent applications whether filed or not filed, as well as rights to any of Seller’s patent prosecution attorneys’ files;

(ii) Seller’s software programs, tools, kits, and any content or related documentation or third party or open source code embedded therein, either locally stored on Seller’s computers or remotely accessed by Seller, that is owned or made available to Seller and is used in, held for use in, or is necessary for the operation of the Purchased Assets or Business or otherwise, and any upgrades, updates, releases, fixes, enhancements, or modifications thereto, and all written materials and specifications applicable thereto (collectively, the “Computer Software”);

(iii) The right to use, in Buyer’s sole and unilateral discretion, the name “Apollo Diamond” and the mark “Apollo” and any other registered or unregistered trademarks, trade names, service marks, domain names, and email addresses, used or held for use in the Business (collectively, the “Trademarks”), and any and certain goodwill associated with the Business embodied in the Trademarks, and any and all rights of Seller with respect to the Trademarks (collectively, the “Trademark Intellectual Property”);

(iv) The right to use, in Buyer’s sole and unilateral discretion, the Seller’s internet website located at www.apollodiamond.com and any derivations thereof (collectively, the “Website”) and all intellectual property rights that may exist or arise in connection with the Website, including all Underlying Technology (collectively, the “Website Intellectual Property”); and

(v) The right to use, in Buyer’s sole and unilateral discretion, Seller’s uniform resource locator addresses, trade dress, logos, slogans, symbols and corporate names.

(c)   Other Equipment.  At the discretion of Buyer, certain furniture, equipment, computers, computer equipment, machinery, tools, hand tools, spare parts, test equipment, supplies, inventory, office supplies, telephones, and all other tangible personal property of every kind and description insofar as any of the foregoing relates to the operation of the Purchased Assets or Business (the “Other Equipment”), including the Equipment listed in Schedule 2.1(c).

(d)   Inventory.  At the discretion of Buyer, certain goods, items, parts, pieces or materials of every kind necessary in the operation of the Business or produced by or in coordination with the Business, whether diamond, metal or any other substance, wherever located and whether currently in the possession of the Seller or any third party.

(e)   Contracts.  At the discretion of Buyer, certain of the interests, rights, Claims, and benefits arising or accruing to Seller under any Contracts to which a Seller is a party or has or may acquire a benefit and that relate to the Purchased Assets or Business, including the Contracts listed in Schedule 2.1(e), to the extent Seller’s interest in any such Contract is assignable, but subject to the rights of Purchaser not to assume specified Contracts as contemplated by Section 2.2(b) (after taking into account all of the foregoing, the “Assigned Contracts”);

(f)   Additional Tangible Assets.  At the discretion of Buyer, certain other Tangible Personal Property of every kind used in the operation of the Purchased Assets or Business, together with any rights appurtenant thereto, including any express or implied warranty by the manufacturer, vendor, or lessor of any such Tangible Personal Property;

(g)   Claims and Warranties.  Any and all Claims, warranties, reimbursements, and indemnities against third parties relating or attributable to the Business, the Purchased Assets, or the Assumed Liabilities, whether choate or inchoate, known or unknown, contingent or non‐contingent;

(h)   Intangible Assets.  The right to use or access, in Buyer’s sole and unilateral discretion, any and all customer and supplier relationships, and other Intangible Personal Property of every kind (in addition to the Computer Software, Trademark Intellectual Property and Website Intellectual Property, and uniform resource locator addresses, trade dress, logos, slogans, symbols and corporate names that constitute Intellectual Property) that relate to or are used in the operation of the Purchased Assets or Business, together with all rights appurtenant thereto (the “Assigned Intangible Assets”);

(i)   Books and Records.  The right to use or access, in Buyer’s sole and unilateral discretion, original copies of the Assigned Intangible Assets and photocopies of the other Books and Records (collectively, the “Transferred Books and Records”); and

(j)   Other Assets.  To the extent not otherwise enumerated in this Section 2.1, and at the discretion of Buyer, all other tangible assets, rights, privileges, benefits, Claims, and interests of Seller, whether real, personal or mixed wherever located, that relate to, used in or held for use in the operation of the Purchased Assets or Business.

2.2. Excluded Assets.  Notwithstanding anything to the contrary in Section 2.1 or elsewhere in this Agreement or other Transaction Documents, the Purchased Assets shall not include, and Purchaser will not acquire any interest in or purchase the following assets which shall remain the property of the applicable Seller (collectively, the “Excluded Assets”):

(a)   Transaction Rights.  All rights of Seller under this Agreement and the other Transaction Documents, and all cash and non‐cash consideration payable or deliverable to, or on behalf of, Seller by Purchaser pursuant hereto and thereto;

(b)   Contracts.  Any and all of the interests, rights, Claims, and benefits arising or accruing to or against Seller;

(c)   Books and Records.  The original copies of all of the Books and Records, other than the original copies of the Assigned Intangible Assets (which shall be provided to Purchaser pursuant to Section 2.1(l) and of which Seller may retain photocopies), and any Books and Records of Seller (i) that are not permitted to be transferred to Purchaser under applicable Law, (ii) that constitute charters, bylaws, limited liability company agreements, minute books, stock transfer records, and other records related to the corporate governance of Seller, and (iii) all other books and records of Seller that do not relate primarily to the Purchased Assets or Business (collectively, the “Retained Books and Records”);

(d)   Third Party Property.  Any improvements, equipment, inventory and any other tangible personal property located at the Leased Real Property as of the Closing Date that are not owned by or leased to Seller;

(e)   Claims and Warranties.  Any and all Claims, warranties, reimbursements, and indemnities of Seller, whether choate or inchoate, known or unknown, contingent or noncontingent with respect to the matters set forth in Schedule 2.2(e); and

(f)   Leased Real Property.  All leasehold interests in any real property (the “Leased Real Property”), together with all Real Property Rights related thereto.

2.3. Consideration.  Subject to the other terms of this Agreement, the consideration for the Purchased Assets shall consist of cash in an amount of $1,000,000 as stipulated between the Parties (the “Cash Payment”) and a $1,000,000 promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012 (the “Note Payment”).

2.4. Retained Liabilities.

(a)   Seller shall retain and be solely liable for and hereby expressly agrees to retain any and all of its Liabilities (collectively, the “Retained Liabilities”), regardless of whether any such Retained Liability is disclosed herein or in any Schedule hereto, whether known or unknown, absolute or contingent, liquidated or unliquidated, whether due or to become due, and whether Claims with respect thereto are asserted before or after the Closing Date.  Notwithstanding the preceding sentence, Retained Liabilities shall include the following:

(i) Transaction Liabilities.  Any and all Liabilities of Seller under the Transaction Documents;

(ii) Excluded Assets.  Any and all Liabilities of Seller with respect to the Excluded Assets;

(iii) Purchased Assets and Pre-Closing Business.  All Taxes, Claims and Liabilities arising out of Seller’ ownership, operation, use, or maintenance of the Purchased Assets or Business, as well as any matters arising from events occurring, conditions existing, or costs accruing prior to the Closing;

(iv) Taxes.  Any and all Liabilities of Seller for Taxes that relate to (A) the ownership, operation, use, or maintenance of the Purchased Assets or Business prior to the Closing Date, or (B) any sales, use, transfer, or other similar Taxes imposed as a result of the consummation of the Contemplated Transactions or performance of the Transaction Documents;

(v) Legal Proceedings.  Any and all Liabilities of Seller that relate to any Proceeding involving the Purchased Assets or Business, including warranty, personal injury, breach of contract, failure to perform, infringement, noncompliance with Law, and tort Claims, that is (a) pending or threatened as of the Closing, or (b) commenced after the Closing but that arises out of or relate to any event, omission, or occurrence happening as of or prior to the Closing;

(vi) Environmental Liabilities.  Any and all Liabilities of Seller with respect to any violation of Law including those arising from (a) the release, threatened release, presence, treatment, storage, disposal (including disposal at off site locations), handling, transportation or arrangement for transportation of hazardous substances prior to the Closing, (b) any failure of Seller to comply in any respect with Environmental, Health, and Safety Laws prior to the Closing, and (c) any facts, events, or circumstances in existence prior to the Closing that give rise to Liabilities pursuant to Environmental, Health, and Safety Laws;

(vii) Employee Benefit Plans.  Any and all Liabilities of Seller, fiduciaries or ERISA Affiliate under any Employee Benefit Plan maintained or contributed to by Seller, fiduciary or any ERISA Affiliate or with respect to which Seller, its fiduciary or ERISA Affiliate has any Liability, whether prior to, on, or after the Closing, including any (a) failure to comply with all applicable Laws, (b) liability with respect to audits, inquiries, Proceedings, or Claims with any Governmental Authority with respect to any Employee Benefit Plan, (c) participation in any “multiemployer” plan (within the meaning of Section 3(37) of ERISA, whether or not governed by the provisions of ERISA) or withdrawal liability with respect to any multiemployer plan, (d) required employer contributions with respect to the Employee Benefit Plans, (e) accumulated funding deficiency, (f) Lien under ERISA or Section 412 of the Code, or (g) the termination of, or intent to terminate, any Plan;

(viii) Employees.  Any and all Liabilities of any nature of Seller or any fiduciary or ERISA Affiliate to Seller Employees, including Liabilities with respect to (a) any Contract, plan or policy, (b) wages, withholdings, overtime pay, minimum wage, employment Tax, vacation, sick pay, bonuses, severance pay, retirement, or other compensation, (c) benefits under Employee Benefit Plans, (d) the Worker Adjustment and Retraining Notification Act (WARN) of August 4, 1988 or equivalent state or local statutory or regulatory requirements, (e) any collective bargaining agreement or obligation or requirement under the National Labor Relations Act, (f) reporting, filing, hiring or other employment obligations with the Office of Federal Contract Compliance Programs, (g) all immigration related obligations, including all requirements of the Immigration Reform and Control Act of 1986, (h) any governmental or administrative proceeding for the enforcement of labor and employment laws and regulations, and (i) all other employment and employment related federal, state and local statutes, regulations, administrative requirements, common laws, and public policies;

(ix) Intercompany Liabilities.  Any and all Liabilities of Seller for intercompany advances, charges, or accounts payable of any kind or nature; and

(x) Broker Fees.  Any and all fees, commissions, and other compensation due and owing to any broker, finder, or agent retained by Seller.

2.5. Casualty Losses.

(a)   Purchaser shall accept the Purchased Assets "as is" without warranty as to their condition and operation as of the date of this Agreement. However, if between the date of this Agreement and the Closing, there is an actual casualty loss to any Purchased Assets in which the cost to recover, salvage, and repair such Purchased Asset(s) to the state of condition and repair existing for such Purchased Asset(s) as of the date of this Agreement (collectively, the “Purchased Assets Repair Costs”) exceeds the casualty loss value ascribed to such Purchased Asset(s) (the “Casualty Loss Amount”), or any such loss by seizure, forced sale or other involuntary transfer then, if so directed by Purchaser in its sole discretion, the subject Purchased Asset(s) shall be deemed an Excluded Asset and shall not be sold to Purchaser hereunder, and the Cash Payment and/or Note Payment shall be reduced by an amount equal to the loss value ascribed to such Purchased Asset(s) as mutually determined by Seller and Purchaser; provided, however, that such determination shall be made by the Parties at least three Business Days prior to Closing, otherwise the Purchase Asset(s) shall be classified as Excluded Assets.

(b)   The provisions of this Section 2.5 shall be applied with respect to all casualty losses or damage suffered by any Purchased Assets and, notwithstanding any other provision of this Agreement, the Parties shall be required to proceed with the Closing, subject to the other terms and conditions for the Closing, provided, further that in no event shall any casualty loss or damage to which this Section 2.5 applies constitute a breach of any other provision of this Agreement by Seller or be aggregated with any other actions, omissions, or failures of Seller in the determination of any breach of this Agreement by Seller, and for the avoidance of doubt no such casualty loss or damage shall in any way be considered in the determination of a termination of this Agreement under Section 11.1.

ARTICLE III.
CLOSING

3.1. Closing.  Provided that this Agreement shall not have been earlier terminated pursuant to Section 11.1, and further provided that all of the conditions set forth in Sections 10.1 and 10.2 to the obligations of the Parties to consummate the Contemplated Transactions (other than conditions with respect to actions each Party will take at the Closing itself) shall have been satisfied or waived, the closing of the Contemplated Transactions (the “Closing”) shall take place at such place and time as the Parties shall 14 mutually agree, but shall occur on September 1, 2011 or any extension thereof as mutually agreed by the Parties, but in no case later than September 30, 2011 (the “Closing Date”).

3.2. Risk of Loss.  The risk of damage, destruction, or other casualty loss to or of the Purchased Assets shall remain with Seller from and after the execution of this Agreement until 11:59 p.m. on Closing Date, at which time Seller shall place Purchaser in possession of the Purchased Assets. From and after the Closing, all risk of damage, destruction, or other casualty loss to or of the Purchased Assets shall be borne solely by Purchaser and to the fullest extent permitted by Law, Purchaser agrees to indemnify, defend and hold Seller and their respective officers, directors, equity owners, and agents harmless from against any and all Claims and pay any and all Damages (including for personal injury, property damage or loss, and third party suits) attributable to the Purchased Assets and arising from events first occurring or conditions first existing from and after the Closing.

3.3. Deliveries of Seller.  At the Closing, Seller will deliver (or cause to be delivered) to Purchaser each of the following items:

(a)   Master Bills of Sale. One or more Master Bills of Sale, each substantially in the form of Exhibit 3.3(a), duly executed by the Seller and dated as of the Closing Date;

(b)   Assignments and Assumptions of Intangible Assets. One or more Assignments and Assumptions of Intangible Assets, each substantially in the form of Exhibit 3.3(b), duly executed by the Seller and dated as of the Closing Date;

(c)  Officer’s Certificates.  A certificate from Seller duly executed by an authorized officer thereof certifying as to the fulfillment of each condition specified in Sections 10.1(a) and 10.1(b) and dated as of the Closing Date;

(d)   Corporate Authorizations.  Copies of the resolutions of Seller, certified by the Secretary or Assistant Secretary thereof as being correct and complete and then in full force and effect, authorizing the execution, delivery and performance of this Agreement and the Transaction Documents and the consummation of the Contemplated Transactions;

(e)   Mutual Release.  In consideration for payment of the Cash Payment, Seller shall deliver a mutual release by Seller in favor of Purchaser and by Purchaser in favor of Seller on terms mutually acceptable to the Parties; and

(f)   Miscellaneous.  Any and all other documents, instruments, or agreements contemplated by this Agreement or as are necessary or appropriate or reasonably requested by Purchaser to fully consummate the Contemplated Transactions, in each case in form and substance reasonably satisfactory to Purchaser, duly executed, and dated as of the Closing Date.

3.4. Deliveries of Purchaser.  At the Closing, Purchaser will deliver (or cause to be delivered) to Seller each of the following items:

(a)   Cash Payment.  The Cash Payment, against delivery of the items specified in Section 3.3 and in accordance with Section 2.3;

(b)   Note Payment.  A signed promissory note in accordance with Section 2.3.

(c)   Officer’s Certificates.  A certificate of Purchaser duly executed by an authorized officer thereof certifying as to the fulfillment of each condition specified in Sections 10.2(a) and 10.2(b) and dated as of the Closing Date;

(d)   Corporate Authorizations.  Copies of the resolutions of Purchaser, certified by the Secretary or Assistant Secretary thereof as being correct and complete and then in full force and effect, authorizing the execution of this Agreement and the Transaction Documents; and

(e)   Miscellaneous.  Any and all other documents, instruments, or agreements contemplated by this Agreement or as are necessary or appropriate or reasonably requested by Seller to fully consummate the Contemplated Transactions, in each case in form and substance reasonably satisfactory to Seller, duly executed, and dated as of the Closing Date.

ARTICLE IV.
REPRESENTATIONS AND WARRANTIES OF SELLER

As a material inducement to Purchaser to enter into this Agreement and consummate the Contemplated Transactions, Seller represents and warrants to the Purchaser that the statements contained in this Article IV are correct and complete as of the date of this Agreement, and will be correct and complete as of the Closing (unless any such representation or warranty speaks to an earlier date, in which case the statements contained in such representation or warranty will be correct and complete as of such date) as though made then and as though the Closing were substituted for the date of this Agreement throughout this Article IV:

4.1. Organization.

(a)   Apollo Diamond, Inc. is a corporation, duly organized, validly existing, and in good standing under the Laws of the State of Delaware.

(b)   Seller is duly qualified or licensed to conduct its business as a foreign entity and is in good standing under the Laws of each jurisdiction where such qualification or license is required, except where the failure to be so qualified as would not, individually or in the aggregate, have a Material Adverse Effect.

4.2. Power and Authority.

(a)   Seller has the requisite corporate power and authority necessary to own, lease, or operates its properties and assets and carries on its business as presently conducted.

(b)   Seller has the requisite corporate power and authority to execute and deliver this Agreement, the Transaction Documents and the other documents contemplated hereby, to perform its obligations hereunder and thereunder, and to consummate the Contemplated Transactions.

4.3. Authorization.  Seller has taken all corporate actions necessary to authorize the execution and delivery of this Agreement, the Transaction Documents and the other documents contemplated hereby to which such Seller is a party, the performance of such Seller’s obligations hereunder and thereunder, and the consummation of the Contemplated Transactions. This Agreement, the Transaction Documents, and the other documents contemplated hereby has been duly authorized, approved, executed, and delivered by Seller. This Agreement constitutes and, as of the Closing, the Transaction Documents and the other documents required to be executed and delivered by Seller at the Closing will each constitute, a valid and legally binding obligation of Seller and, assuming the due authorization, execution, and delivery thereof by the other parties hereto and thereto, enforceable against Seller in accordance with its terms and conditions.

4.4. Noncontravention.  Neither the execution and delivery by Seller of this Agreement, the Transaction Documents or any other documents contemplated hereby, nor the performance by Seller of its obligations hereunder or thereunder, nor the consummation by Seller of the Contemplated Transactions, will (a) violate any provision of the Organizational Documents of Seller, (b) violate any Permit, Law, Order, or other restriction of any Governmental Authority to which Seller or any of the Purchased Assets is subject or bound, (c) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel or require any notice under, or result in the creation of any Lien upon any of the Purchased Assets under any Contract to which Seller is a party or by which Seller or any of the Purchased Assets is subject or bound, or (d) require Seller to give any notice to, make any filing with, or obtain any Consent of any Governmental Authority or other third party, in each case in clauses (b), (c), and (d) except as would not, individually or in the aggregate, have a Material Adverse Effect.

4.5. Assets.  Seller owns good and marketable title, free and clear of all Liens other than Permitted Encumbrances, to all of the Purchased Assets. Immediately after the Closing, Purchaser shall have good and marketable title to all of the Purchased Assets, free and clear of all Liens. The Purchased Assets have been maintained in accordance with past practice, are in sufficient operating condition and repair (subject to normal wear and tear) suitable for the purposes for which they are presently or were most recently used in the Business.

4.6. Absence of Undisclosed Liabilities.  Seller does not have, and as of the Closing, will not have, any obligation or Liability (in any case, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated or due or to become due), other than those Liabilities specifically enumerated by Seller. Seller hereby agrees to utilize the Cash Payment and Note Payment, as necessary, to retire such enumerated Liabilities.

4.7. Legal Compliance.  The Business is in material compliance with all Laws applicable to the Business or any of the Purchased Assets. Except as set forth on Schedule 4.7, no Proceeding or Claim has been received by Seller or filed, commenced or, to the Knowledge of Seller, threatened against Seller, in each case with respect to the Business and the Purchased Assets, alleging a violation of or liability or potential responsibility under any law.

4.8. Litigation; Proceedings.  Except as set forth on Schedule 4.8, there are no material Proceedings or Claims pending or, to Seller’s Knowledge, threatened against or affecting Seller and relating to the Business or the Purchased Assets, or to which the Purchased Assets may be bound or affected, at Law or in equity, or before or by any Governmental Authority; Seller is not subject to any Order with respect to the Business or the Purchased Assets.

4.9. Environmental Matters.  Seller has not handled or disposed of any substance, arranged for the disposal of any substance, exposed any employee or other individual to any substance or condition, or owned or operated the Business or any property or facility (and no such property or facility is contaminated with such substance) so as to give rise to any Liability or corrective or remedial obligation under any Environmental, Health and Safety Laws as would have a Material Adverse Effect. Seller and its predecessors are and have been in compliance with and have complied with all Environmental, Health and Safety Laws, and no Proceeding or Claim has been filed or commenced against Seller alleging any failure to so comply, in each case as would have a Material Adverse Effect. Seller has not, either expressly or by operation of law, assumed or undertaken any Liability of any other Person under any Environmental, Health and Safety Laws.

4.10. Tax Matters.  (a) Seller has timely filed (or joined in the filing of) all Tax Returns required by applicable Law to be filed by Seller (taking into account any extensions of time within which to file); (b) all such Tax Returns were true, correct and complete in all respects; all Taxes owing by Seller (whether or not shown on any Tax Return) have been paid; (c) there is no Proceeding or Claim concerning any Seller Taxes either claimed or raised by any Tax authority in writing; (d) no written Claim has been made by any Tax authority in a jurisdiction where Seller does not currently file a Tax Return that it is or may be subject to any Tax by such jurisdiction, nor has any such assertion been threatened or proposed in writing; (e) Seller does not have any outstanding request for any extension of time within which to pay Taxes or file any Tax Returns; (f) there are no outstanding waivers or extensions of any applicable statute of limitations for the assessment or collection of any Taxes; (g) Seller is not a “foreign person” within the meaning of Section 1445 of the Code; (h) Seller is not a party to, or bound by, any Tax allocation, Tax indemnity, Tax sharing, or similar agreement or arrangement that imposes or could impose liability on Seller for the Taxes of another Person (other than any other Seller); (i) Seller does not have any material liability for the Taxes of another Person, consolidated group or combined group under Treasury Regulation Section 1.1502‐6 or any similar provision of applicable Law, including as a transferee or successor, (j) Seller has withheld and paid all material Taxes required to be withheld by Seller in connection with any amounts paid or owing to any employee, creditor, independent contractor or other third party; and (k) no material liens for Taxes exist with respect to Seller’ assets.

4.11. Absence of Certain Developments.  Prior to the date hereof:

(a)   Seller has not sold, leased, transferred or assigned any of their assets, tangible or intangible, other than in the Ordinary Course of Business;

(b)   Seller has not entered into any Contract outside the Ordinary Course of Business, except for Contracts entered into in connection with Seller’ strategic sale or restructuring process (excluding contingent sales agreements);

(c)   Seller has not accelerated, terminated, modified or canceled any material Contract to which any Seller is a party or by which any Seller is bound and, to Seller’ the Knowledge, no party intends to take any such action;

(d)   Seller has not suffered or imposed any Lien (other than any Permitted Encumbrances) upon any of its assets, tangible or intangible;

(e)   Seller has not canceled, compromised, waived, or released any right or Claim outside the Ordinary Course of Business;

(f)   Seller has not experienced any material damage, destruction, or loss (whether or not covered by insurance) to their properties or the Purchased Assets;

(g)   To Seller’s Knowledge, there has not been any other occurrence, event, incident, action, failure to act or transaction outside the Ordinary Course of Business involving the Business or the Purchased Assets; and

(h)   Seller has not committed to do any of the foregoing.

4.12. Contracts.  Seller is not a party to any Contract or other agreement affecting the Purchased Assets or their use in the Business.

4.13. Customers and Suppliers.  No material supplier of Seller has indicated that it shall stop, or materially decrease the rate of, supplying, products to Seller for the Business.

4.14. Accounts Receivable.  Seller has no accounts receivable as of the date hereof.

4.15. Broker Fees.  Seller is solely liable for any and all fees, commissions, or other compensations to any broker, finder, or agent retained by any Seller, if any, with respect to the Contemplated Transactions.

4.16. No Preferential Purchase Rights.  There are no preferential purchase rights, options or other similar rights in any Person, not a party to this Agreement, to purchase or acquire any interest in the Purchased Assets, in whole or in part.

ARTICLE V.
REPRESENTATIONS AND WARRANTIES OF PURCHASER

As a material inducement to Seller to enter into this Agreement and to consummate the Contemplated Transactions, Purchaser represents and warrants to Seller that the statements contained in this Article V are correct and complete as of the date of this Agreement, and will be correct and complete as of the Closing Date (unless any such representation or warranty speaks to an earlier date in which case, the statements contained in such representation or warranty will be correct and complete as of such date) as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article V:

5.1. Organization.

(a)   Scio Diamond Technology Corporation is a corporation duly incorporated, validly existing, and in good standing under the Laws of the State of Nevada.

(b)   Purchaser is duly qualified or licensed to conduct its business as a foreign entity and is in good standing under the Laws of each jurisdiction where such qualification or license is required, except where the failure to be so qualified would not individually or in the aggregate have a material adverse effect on the ability of Purchaser to perform their obligations under this Agreement or the Transaction Documents or to consummate the Contemplated Transactions.

5.2. Power and Authority.

(a)   Purchaser has the requisite corporate power and authority necessary to own, lease, or operate its properties and assets and carry on its business as presently conducted.

(b)   Purchaser has the requisite corporate power and authority to execute and deliver this Agreement, the Transaction Documents and the other documents contemplated hereby, to perform its obligations hereunder and thereunder, and to consummate the Contemplated Transactions.

5.3. Authorization.  Purchaser has taken all corporate actions necessary to authorize the execution and delivery of this Agreement, the Transaction Documents and the other documents contemplated hereby, the performance of Purchaser’s obligations hereunder and thereunder, and the consummation of the Contemplated Transactions. This Agreement, the Transaction Documents and the other documents contemplated hereby have been duly authorized, approved, executed, and delivered by such Purchaser. This Agreement constitutes and, as of the Closing, the Transaction Documents and other documents required to be executed and delivered by Purchaser at the Closing will each constitute, a valid and legally binding obligation of Purchaser and, assuming the due authorization, execution, and delivery thereof by the other parties hereto and thereto, enforceable against such Purchaser in accordance with its terms and conditions.

5.4. Noncontravention.  Neither the execution and delivery by Purchaser of this Agreement, the Transaction Documents or any other documents contemplated hereby, nor the performance by Purchaser of its obligations hereunder or thereunder, nor the consummation by Purchaser of the Contemplated Transactions, will (a) violate any provision of the Organizational Documents of Purchaser or any Law, Order, or other restriction of any Governmental Authority to which Purchaser or its assets are subject or bound, (b) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any material Contract or material Lien to which any Purchaser is a party or by which Purchaser or its assets is subject or bound, in each case in all of the clauses above except as would not, individually or in the aggregate, materially adversely affect the ability of Purchaser to consummate the Contemplated Transactions or perform its obligations under this Agreement.

5.5. Consents.  No Consent of any Governmental Authority is required by Purchaser in connection with the execution, delivery, and performance of this Agreement by Purchaser and the consummation of the Contemplated Transactions by Purchaser.

5.6. Financing.  Subject to the conditions set forth in Article X, Purchaser will have at the Closing sufficient funds to timely and fully pay the Cash Payment (in accordance with Section 2.3) and consummate the Contemplated Transactions in accordance with the terms hereof.

5.7. Litigation.  As of the date of this Agreement, there is no Claim, Proceeding or Order pending or, to the Knowledge of Purchaser, threatened against Purchaser, or to which Purchaser is otherwise a party relating to this Agreement or the Contemplated Transactions that would have a material adverse effect on the ability of Purchaser to perform its obligations under this Agreement or the Transaction Documents or to consummate the Contemplated Transactions.

5.8. No Material Adverse Change.  There has not been:

(a)   any amendment to the Organizational Documents of Purchaser; or

(b)    any event outside the Ordinary Course of Business that has had or would reasonably be expected to have a Material Adverse Effect on Purchaser.

5.9. Broker Fees.  Purchaser is solely liable for any and all Liability to pay any fees, commissions, or other compensations to any broker, finder, or agent retained by any Purchaser with respect to the Contemplated Transactions.

5.10. “AS IS, WHERE IS.”  It is understood that Purchaser take the Purchased Assets “as is, where is.” Except as specifically set forth in this Agreement or the Transaction Documents, Purchaser explicitly acknowledges that Seller makes no representations or warranties, express or implied, with respect to the Purchased Assets or the Business. Purchaser acknowledges that it has conducted its own due diligence and has made such investigations as it has deemed appropriate and such other inquiries as it has deemed necessary or desirable to satisfy itself as to the condition, operations, and prospects of the Purchased Assets and the Business.

ARTICLE VI.
PRECLOSING COVENANTS

The Parties agree as follows with respect to the Interim Period:

6.1. General.  Each Party agrees to use all commercially reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper, or advisable under applicable Law or otherwise to consummate, make effective, and comply with all of the terms of this Agreement and the Contemplated Transactions, including (a) providing all information and making all filings necessary in connection herewith and therewith, and (b) satisfying, but not waiving, the conditions precedent set forth in Article X.

6.2. Notices and Consents.  As promptly as practicable following the date hereof, each Party will give any notices to, make any filings with, and use all commercially reasonable efforts to obtain the Consents of third parties and Governmental Authorities required to consummate, make effective, and comply with all of the terms of this Agreement and the Contemplated Transactions, and will use all commercially reasonable efforts to agree jointly on a method to overcome any objections by any third party or Governmental Authority to this Agreement or the Contemplated Transactions. Subject to applicable Law, the Parties shall cooperate with each other in exchanging information and assistance in connection with obtaining any Consents of third parties and Governmental Authorities and shall promptly provide to the other Parties or their representatives copies of all filings made with any third party or Governmental Authority with respect to this Agreement or the Contemplated Transactions.

6.3. Preservation of Purchased Assets and Business.  Seller shall use commercially reasonable efforts to (a) preserve Seller’ current Business and the Purchased Assets substantially intact, including Seller’s present customer and supplier relationships, and (b) maintain the Purchased Assets in good working order and condition, normal wear excepted. Without limiting the generality of the foregoing, from the date hereof through the Closing Date, Seller shall not, without the prior written consent of Purchaser, take any of the following actions:

(i) Take any action or omit to take any action, the taking or omission of which, could reasonably be expected to have a Material Adverse Effect or to Seller’ Knowledge violate in any material respect this Agreement;

(ii) Enter into any Contract that would restrict or impair in any material way the conduct of the Business or the Purchased Assets;

(iii) (iii) Sell, transfer or otherwise dispose of or cause a Lien to exist on the Purchased Assets; or

(iv) Authorize or enter into an agreement to do any of the foregoing.

6.4. No Shop.

(a)   During the Interim Period, Seller, or any agent or advisor to Seller, or any Affiliate of Seller shall not, directly or indirectly, through any officer, director, employee, agent, professional, advisor, other representative or otherwise, (1) solicit, initiate, knowingly encourage or knowingly facilitate any proposal or offer from any third party (other than Purchaser or any Affiliate of Purchaser) relating to any acquisition, divestiture, business combination, or reorganization or similar transaction involving any portion of the Business or the Purchased Assets, whether structured as a financing or refinancing or otherwise (a “Competing Transaction”), (2) enter into discussions or negotiations regarding a Competing Transaction, (3) furnish any information with respect to, enter into any agreement or understanding with respect to, otherwise assist or participate in, or facilitate in any other manner any Competing Transaction (including executing any confidentiality agreement with any other third party with respect to a Competing Transaction), or (4) waive any rights under any existing standstill or waiver agreements (any actions described in clauses (1) through (4) are “Prohibited Transactions”).

(b)   Notwithstanding the foregoing provisions, in the event Seller receives an unsolicited bona fide offer or proposal for a Competing Transaction prior to the Closing and Seller’s Board of Directors concludes in good faith (after consultation with its outside financial and legal advisors) that such offer or proposal constitutes or is reasonably likely to result in a Superior Proposal, then, Seller may, and may permit their subsidiaries and representatives to, take any Prohibited Transaction described in sub‐clauses (2) or (3) of clause (a) above (other than enter into any agreement); provided that (x) prior to providing any nonpublic information permitted to be provided pursuant to this sentence, Seller shall have entered into a confidentiality agreement with such third party on customary terms and which in any event is no less favorable to Seller than the confidentiality agreement entered into with Purchaser in connection with the Contemplated Transactions, and (y) concurrently with providing such information, Seller shall also furnish to Purchaser a copy of any confidential data or information being furnished to any third party pursuant to this Section to the extent not previously furnished to Purchaser.

(c)   Seller shall promptly (within 24 hours) advise Purchaser orally and in writing following receipt of (1) any offer or proposal for a Competing Transaction or indication by any Person that it is considering making an offer or proposal relating to a Competing Transaction, (2) any request for nonpublic information relating to Seller or access to the properties, books or records of Seller, other than requests in the Ordinary Course of Business and unrelated to an offer or proposal relating to a Competing Transaction, or (3) any inquiry or request for discussions or negotiations regarding an offer or proposal relating to a Competing Transaction. Seller shall promptly (within 24 hours) provide Purchaser with a copy (if in writing) and summary of the related material terms of any such offer or proposal or request (including the identity of the Person making or considering such offer or proposal or making such request and shall keep Purchaser apprised of any material developments and discussions on a reasonably current basis (and in any event within 24 hours).

(d)   Notwithstanding anything herein to the contrary, prior to entering into an agreement in connection with any Competing Transaction, (1) Seller shall provide prior written notice to Purchaser, at least 48 hours in advance (the “Notice Period”), of its intention to take such action with respect to such Competing Transaction, specifying the material terms and conditions of any such Competing Transaction (including the identity of the party proposing to effect such Competing Transaction) and furnishing to Purchaser a copy of the relevant proposed transaction agreements with the party proposing to effect such Competing Transaction and other material documents and (2) during the Notice Period, and in any event prior to taking such action, Seller shall negotiate, and shall cause its financial and legal advisors to negotiate, with Purchaser in good faith (to the extent Purchaser desires to negotiate) to make such adjustments in the terms and conditions of this Agreement so that such proposal or offer for a Competing Transaction ceases to constitute a Superior Proposal.

(e)   At any time prior to the Closing, Seller may terminate this Agreement and concurrently with such termination, upon payment to Purchaser of the Termination Fee and Purchaser’s Reimbursable Expenses, enter into a definitive agreement with respect to a Superior Proposal if the Board of Directors of Seller determines in good faith, after consultation with Seller’s outside legal counsel, that in light of such Superior Proposal such action is required in order for Seller’s Board of Directors to comply with its fiduciary obligations under applicable Law, provided that Seller has otherwise strictly complied with all of their obligations in this Section 6.4. Such agreement to pay the Termination Fee and Purchaser’s Reimbursable Expenses is, in part, based on Seller recognizing Purchaser’s expenditure of time, energy, and resources in connection with this Agreement. The payment of the Termination Fee and Expense Reimbursement shall be governed by the provisions of this Agreement. Except as may be negotiated as part of a Superior Proposal, under no circumstances will a break‐up fee, expense reimbursement or other similar bid protections be provided by Seller to any potential bidder or bidders for any portion of the Business or the Purchased Assets, other than Purchaser.

6.5. Public Announcement.  Seller and Purchaser shall consult with and provide each other the opportunity to review and comment upon any press release or other public statement, if any, prior to the issuance of such press release or other public statement relating to this Agreement or the Contemplated Transactions, and shall coordinate the timing of any such press release or other public statement.

6.6. Notices of Certain Events. Seller shall promptly notify Purchaser of:

(a)   Any written communication or written notice from any Person alleging that the consent of such Person is or may be required in connection with the consummation of the Transactions;

(b)   Any material written communication from any Governmental Authority in connection with or relating to the Transactions; and

(c)   Any Material Adverse Effect on the Purchased Assets.

ARTICLE VII.
EMPLOYEE MATTERS

7.1. Offers of Employment.  Purchaser or any Affiliate of Purchaser shall be entitled, but not obligated, to make offers of employment to such of the Seller Employees as Purchaser or such Affiliate of Purchaser shall determine and on such terms as Purchaser or such Affiliate determines (each, an “Offer of Employment”). In connection therewith, Seller shall permit Purchaser and their representatives and Affiliates to have access, at reasonable times and upon reasonable notice, to all Seller Employees for conducting interviews and evaluations to assess whether Purchaser or any Affiliates thereof desires to extend Offers of Employment to any of the Seller Employees.

7.2. Terms of Employment and Transition.  In the event Purchaser or any Affiliate thereof extends an Offer of Employment to a Seller Employee, and such Seller Employee accepts employment with Purchaser or such Affiliate (each, a “Transferred Employee”), employment of such Transferred Employee by Purchaser or such Affiliate shall be on the terms of the Offer of Employment applicable to each such Transferred Employee, if any.

7.3. Employee Benefits.

(a)   Seller shall be Liable for the payment of all wages, compensation, and other remuneration due as of the Closing Date to each Seller Employee, and Seller shall be Liable for all payments or contributions required to be made to any Employee Benefit Plans of Seller.

(b)   Effective as of Closing and thereafter, Purchaser (or an Affiliate thereof) shall provide, or cause to be provided, under Purchaser’s plans or otherwise, continuation health coverage with respect to Seller Employees; provided, however, that Seller (or an Affiliate thereof) shall, at their sole expense, be solely responsible for providing any and all notices and/or elections required by COBRA, and by Seller’ agreements, policies, plans or practices.

7.4. Miscellaneous.  Notwithstanding any provision to the contrary in this Agreement, nothing expressed or implied in this Agreement shall confer upon any Seller Employee (including any Transferred Employee) any rights or remedies of any nature or kind whatsoever, including any right to employment or continued employment for any specified period by Purchaser or any Affiliate thereof, or restrict in any way the right of Purchaser or any such Affiliate to terminate employment of any Transferred Employee.

ARTICLE VIII.
TAX MATTERS

8.1. Purchase Consideration Allocation.  Seller and Purchaser shall negotiate in good faith prior to the Closing to agree upon an allocation of the Cash Payment and Note Payment among the Purchased Assets (the “Purchase Consideration Allocation”). In the event the Parties are unable to finalize the Purchase Consideration Allocation prior to the Closing then the Parties shall attempt to finalize the Purchase Consideration Allocation within sixty (60) days after the Closing Date, provided, however, the Parties shall not be obligated to reach an agreement. If an agreement is reached, the Parties shall treat and report (and, if necessary, to cause each of their respective Affiliates to so treat and report) the sale and purchase of the Purchased Assets for all federal, state and local Tax purposes in a manner consistent with the agreed Purchase Consideration Allocation and shall not take any position on their respective Tax Returns that is inconsistent with such Purchase Consideration Allocation. Without limiting the generality of the preceding sentence, the Purchase Consideration Allocation will be reflected in Form 8594 that will be filed by Seller and Purchaser in accordance with Section 1060 of the Code and in any other filings under the Code. The Parties recognize that the Purchase Consideration Allocation shall not include Purchaser’s acquisition expenses and that Purchaser will allocate such expenses appropriately.

8.2. Tax Allocation.  For any ad valorem or similar property Taxes where the applicable Tax period begins before the Closing Date and ends after the Closing Date (the “Straddle Period”), such Taxes shall be allocated between the pre‐Closing and post‐Closing portion of the Straddle Period as described herein. The amount of such Taxes for the Straddle Period allocated to the portion of the period ending on the Closing Date shall be the total of such Taxes for the entire Straddle Period multiplied by a fraction, the numerator of which is the number of days from the beginning of such Straddle Period to and including the Closing Date and the denominator of which is the total number of days in the entire Straddle Period. The balance of such taxes shall be allocated to the portion of the Straddle Period beginning after the Closing Date.

ARTICLE IX.
POST-CLOSING COVENANTS

The Parties agree as follows with respect to the period following the Closing Date:

9.1. Books and Records.  At the Closing, or such subsequent date as the Parties may mutually agree, Seller shall deliver, or cause to be delivered, to Purchaser the Transferred Books and Records, provided that such delivery shall not include any Retained Books and Records and shall be at Seller’ sole cost and expense.

9.2. Computer Software.  Seller agree to use commercially reasonable efforts to provide Purchaser with a sublicense with respect to any Computer Software (in accordance with the terms of any primary license relating thereto) reasonably requested by Purchaser as being necessary in the operation of the Purchased Assets, or in the alternative to provide reasonable access to Purchaser to such information relating to the Purchased Assets that is embodied in such Computer Software.

9.3. Monies Collected.  To the extent any payments of trade accounts receivable, credit card receipts or other monies that are for the account of Seller are received by any Purchaser, such Purchaser shall, within three (3) Business Days of receipt thereof, advance to Seller the amount of any such payments together with any documentation received by such Purchaser in connection therewith. To the extent any payments of trade accounts receivable, credit card receipts, or other monies that are for the account of Purchaser are received by a Seller, such Seller shall, within three (3) Business Days of receipt thereof, advance to Purchaser the amount of any such payments together with any documentation received by such Seller in connection therewith.

9.4. Survivability.  The representations and warranties and pre‐Closing covenants and obligations of Seller and of Purchaser in Article IV, Article V and Article VI of this Agreement shall not survive the Closing.

ARTICLE X.
CONDITIONS TO CLOSING

10.1. Conditions Precedent to Obligation of Purchaser.  The obligations of Purchaser to consummate the Contemplated Transactions and take any other action required to be taken by Purchaser at the Closing or thereafter are subject to the satisfaction, at or prior to the Closing, of each of the following conditions, any of which may be waived in writing by Purchaser in whole or in part:

(a)   Accuracy of Representations and Warranties.  The representations and warranties of Seller set forth in this Agreement shall have been and be true and correct in all respects (it being understood that, for purposes of determining the accuracy of such representations and warranties, all materiality qualifications contained in such representations and warranties shall be disregarded) as of the date hereof and as of the Closing Date, as though made on and as of the Closing Date (except to the extent representations and warranties speak as of a specified date, which representation and warranties shall have been true and correct as of such date), except for failures that would not, individually or in the aggregate, have a material adverse effect on the Purchased Assets, Business, or the ability of Seller, in each case taken as a whole, to perform their obligations under this Agreement or consummate the Contemplated Transactions.

(b)   Compliance with Obligations.  Seller must have performed and complied with all of its covenants and obligations required by this Agreement to be performed or complied with at or prior to the Closing in all material respects.

(c)   No Legal Proceedings.  There shall be no Claim, Proceeding, or Order pending against Seller (excluding such by or at the direction of Purchaser or any Affiliates thereof) or against any Purchaser (excluding such by or at the direction of Seller or any Affiliates thereof) by or before any Governmental Authority that would reasonably be expected to have the effect of or seek to challenge, restrain, prohibit, invalidate, interfere with, or collect Damages arising out of, the Contemplated Transactions.

(d)   Consents.  Seller’s stockholders shall approve this Agreement and the Contemplated Transactions pursuant to Seller’s corporate governance and organizational documents requirements.

(e)   Financing of Purchaser.  Prior to Closing, Purchaser shall have procured funding to make the Cash Payment set forth in Section 2.3 that is necessary in connection with the consummation of the Contemplated Transactions.

(f)   Closing Deliveries.  Purchaser shall have delivered, or caused to be delivered, at the Closing each item described in Section 3.3.

10.2. Conditions Precedent to Obligations of Seller.  The obligation of Seller to consummate the Contemplated Transactions and take any other action required to be taken by Seller at the Closing or thereafter is subject to the satisfaction, at or prior to the Closing, of each of the following conditions, any of which may be waived by Seller in whole or in part:

(a)   Accuracy of Representations and Warranties.  The representations and warranties of Purchaser set forth in this Agreement shall have been and be true and correct in all respects (it being understood that, for purposes of determining the accuracy of such representations and warranties, all materiality qualifications contained in such representations and warranties shall be disregarded) as of the date hereof and as of the Closing Date, as though made on and as of the Closing Date (except to the extent representations and warranties that speak as of a specified date, such representation and warranties shall have been true and correct as of such date), except for failures that would not, individually or in the aggregate, have a material adverse effect on the ability of Purchaser to perform their respective obligations under this Agreement or consummate the Contemplated Transactions.

(b)   Compliance with Obligations.  Purchaser must have performed and complied with all of their respective covenants and obligations required by this Agreement to be performed or complied with at or prior to the Closing in all material respects.

(c)   No Legal Proceedings.  There shall be no Claim, Proceeding, or Order pending against any Purchaser (excluding such by or at the direction of Seller) by or before any Governmental Authority that may have the effect of or seek to challenge, restrain, prohibit, invalidate, interfere with, or collect Damages arising out of, the Contemplated Transactions.

(d)   Closing Deliveries.  Purchaser shall have delivered, or caused to be delivered, at the Closing each item described in Section 3.4.

ARTICLE XI.
TERMINATION

11.1. Termination of Agreement.  The Parties may terminate this Agreement as provided below:

(a)   Mutual Consent.  Purchaser and Seller may terminate this Agreement as to all Parties by mutual written consent at any time prior to the Closing by written instrument authorized by the respective Boards of Directors of Seller and Purchaser.

(b)   By Purchaser.  Purchaser may terminate this Agreement by giving written notice to Seller at any time prior to the Closing in the event that Seller has breached any representation, warranty, or covenant contained in this Agreement to such an extent that the conditions set forth in Sections 10.1 shall not have been satisfied, or cannot be satisfied by September 1, 2011 (the “Termination Date”); provided, that Purchaser shall have provided written notification to Seller of such breach and the breach shall have continued without cure for a period of ten (10) days after delivery of the notice of such breach. At its sole and absolute discretion, Purchaser has the right to waive termination or agree to extend any deadlines under this Section 11.1(b).

(c)   By Seller.  Seller may terminate this Agreement by giving written notice to Purchaser at any time prior to the Closing in the event that Purchaser has breached any representation, warranty, or covenant contained in this Agreement to such an extent that the conditions set forth in Sections 10.2 shall not have been satisfied, or cannot be satisfied by the Termination Date; provided, that Seller shall have provided written notification to Purchaser of such breach and the breach shall have continued without cure for a period of ten (10) days after delivery of the notice of breach.

(d)   By Either Party.  Seller or Purchaser may terminate this Agreement by giving written notice to the other Party if (i) any court of competent jurisdiction or any other Governmental Authority in a suit instituted by a third party or a Governmental Authority shall have issued an Order or shall have taken any other action prior to the Termination Date permanently enjoining, restraining, or otherwise prohibiting the Contemplated Transactions or a material portion thereof, (ii) the Closing has not occurred by the Termination Date, provided, that the Party electing to terminate shall not have caused such failure to close.

11.2. Effect of Termination.

(a)   If either Party terminates this Agreement pursuant to Section 11.1, all rights and obligations of the Parties under this Agreement shall terminate; provided, that the rights and obligations of the Parties under this Section 11.2 (Effect of Termination), any provisions regarding the interpretation or enforcement of this Agreement, and Article XII (Miscellaneous) will survive any such termination.

(b)   Notwithstanding any other provision of this Agreement, in no event shall Seller or be entitled to recover any out‐of‐pocket Damages caused by any breach by Purchaser of this Agreement.

ARTICLE XII.
MISCELLANEOUS

12.1. Waiver.  Any term or provision of this Agreement may be waived in writing at any time by the Party which is entitled to the benefits thereof. The failure of either Party at any time or times to require performance of any provision hereof shall in no manner affect such Party’s right at a later time to enforce the same. No waiver by any Party of a condition or of the breach of any term, covenant, representation or warranty contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or breach or a waiver of any other condition or of the breach of any other term, covenant, representation, or warranty of this Agreement.

12.2. Notices.  All notices, requests, demands, Claims, Consents, or other communications required or authorized hereunder shall be in writing and shall be deemed to have been duly given by the applicable Party if personally delivered, sent by facsimile with receipt acknowledged, sent by a recognized commercial overnight delivery service which guarantees next Business Day delivery, sent by U.S. registered or certified mail return receipt requested and postage prepaid, or otherwise actually received by the other Party at the address of the intended recipient set forth below:

If to Seller:                                           Apollo Diamond, Inc.
PO Box 670
Framingham, MA 01704

If to                                Scio Diamond Technology
Purchaser:                                Corporation

109 Thornblade Blvd.
Greer, SC 29650

All such notices and communications shall be deemed to have been received if personally delivered, at the time delivered by hand; if mailed, three (3) Business Days after being deposited in the mail; if faxed, upon confirmation of receipt if the confirmation is between 9:00 a.m. and 5:00 p.m. local time of the recipient on a Business Day, otherwise on the first Business Day following confirmation of receipt; and, if sent by overnight air courier, on the next Business Day after timely delivery to the courier.

Either Party may change the address to which notices, requests, Claims, Consents, and other communications hereunder are to be delivered by giving the other Party prior written notice thereof in the manner herein set forth in this Section 12.2.

12.3. Further Assurances.  Each of the Parties hereby agrees that after Closing it will execute and deliver such additional documents and will use commercially reasonable efforts to take or cause to be taken such further action as may be necessary or desirable, or as the other Party may reasonably request, to close and make effective the Contemplated Transactions.  After the Closing, each Party, at the request of the other Party, and without additional consideration, shall execute and deliver, from time to time, such additional documents of conveyance and transfer as may be necessary to accomplish the orderly transfer of the Purchased Assets and Business to Purchaser in the manner contemplated in this Agreement.

12.4. Expenses.  Except as otherwise expressly provided in this Agreement, each of the Parties shall pay all costs and expenses incurred or to be incurred by it and its advisors and representatives in connection with any negotiations respecting this Agreement and Contemplated Transactions, including preparation of documents, obtaining any necessary regulatory approvals, and the consummation of the other transactions contemplated hereby.

12.5. Successors and Assigns.  This Agreement, and all rights and powers granted hereby, will bind and inure to the benefit of the Parties and their respective successors and permitted assigns.

12.6. Third Party Beneficiaries.  This Agreement and any agreement contained, expressed, or implied herein, shall not confer any rights or remedies upon any Person other than the Parties and their respective successors and permitted assigns.

12.7. Time of the Essence.  Time is of the essence in the performance of all covenants and obligations under this Agreement.

12.8. Assignment.  Neither this Agreement nor any Party’s rights, interests, or liabilities hereunder may be assigned, transferred, conveyed, or pledged by operation of law or otherwise; provided, that Purchaser may transfer and assign prior to the Closing all or any portion of its rights and liabilities pursuant to this Agreement to an Affiliate thereof but Purchaser shall not be relieved of their obligations hereunder as a result of such assignment.

12.9. Governing Law; Venue.  THIS AGREEMENT, THE TRANSACTION DOCUMENTS, AND THE LEGAL RELATIONS BETWEEN THE PARTIES WITH RESPECT TO THIS AGREEMENT, SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MINNESOTA WITHOUT REGARD TO RULES CONCERNING CONFLICTS OF LAWS. Purchaser and Seller agree that the Courts of the State of Minnesota shall have exclusive jurisdiction over all disputes and other matters relating to (a) the interpretation and enforcement of this Agreement or any ancillary document executed pursuant hereto, and (b) the Purchased Assets, and Seller expressly consents to and agrees not to contest such exclusive jurisdiction. The Parties waive, to the fullest extent permitted by applicable Law, any objection which they may now or hereafter have to the bringing of any such Claim or Proceeding in such jurisdiction.

12.10. Severability.  Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

12.11. Entire Agreement; Amendment.  This Agreement (including any documents referred to in this Agreement) constitutes the entire agreement between the Parties with respect to the Contemplated Transactions and supersedes any prior understandings, negotiations, statements, discussions, correspondence, offers, agreements, or representations by the Parties, written or oral, relating in any way to the subject matter of this Agreement and the Contemplated Transactions. No modification, amendment, or supplement of any provision of this Agreement shall be valid unless the same shall be in writing and signed by the Parties. Without limiting the generality of the preceding sentence, no conditions, usage of trade, course of dealing or performance, understanding or agreement purporting to modify, vary, explain or supplement the terms or conditions of this Agreement will be binding unless hereafter made in writing and signed by the Party to be bound, and no modification will be effected by the acknowledgment or acceptance of documents containing terms or conditions at variance with or in addition to those set forth in this Agreement, except as otherwise specifically agreed to by the Parties in writing.

12.12. Counterparts.  This Agreement may be executed by Purchaser and Seller in one or more counterparts, each of which shall be deemed an original instrument, but all of which together shall constitute one and the same instrument. A facsimile transmission of a signed copy of this Agreement shall be effective as a valid and binding agreement between the Parties for all purposes.

12.13. Certain Limitations.  NOTWITHSTANDING ANY OTHER PROVISION OF THIS AGREEMENT (OR ANY OTHER AGREEMENT RELATED HERETO) TO THE CONTRARY, IN NO EVENT SHALL ANY PARTY BE LIABLE (OR ENTITLED TO RECOVER) UNDER, OR IN RESPECT OF, THIS AGREEMENT FOR EXEMPLARY, SPECIAL, PUNITIVE, OR CONSEQUENTIAL DAMAGES.

[Signature Page Follows]

~#4829-3509-2240 v.1~

IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date and year first above written.

APOLLO DIAMOND, INC.

By:           Robert C. Linares
Its:           Chairman

SCIO DIAMOND TECHNOLOGY CORPORATION

By:           Joseph D. Lancia
Its:           Chief Executive Officer

SCHEDULE 2.1(a)

DIAMOND GROWERS AND RELATED EQUIPMENT:

[Redacted—Confidential]

~#4829-3509-2240 v.1~

SCHEDULE 2.1(c)

OTHER EQUIPMENT:

[Redacted—Confidential]

SCHEDULE 2.1(e)

CONTRACTS:

[Redacted—Confidential]

SELLER CLAIMS AND WARRANTIES:

[Redacted—Confidential]

~#4829-3509-2240 v.1~

SCHEDULE 4.7

PROCEEDING OR CLAIM RECEIVED BY SELLER:

[Redacted—Confidential]

SCHEDULE 4.8

PROCEEDINGS OR CLAIMS BEFORE A GOVERNMENTAL AGENCY:

[Redacted—Confidential]

SCHEDULE 3.3(a)

MASTER BILL OF SALE

THIS MASTER BILL OF SALE AREEMENT (the "Bill of Sale") is made this ___ day of _______, 2011, by and between APOLLO DIAMOND, INC., a corporation duly organized under the laws of the State of Delaware ("Seller"), and SCIO DIAMOND TECHNOLOGY CORPORATION, a corporation duly organized under the laws of the State of Delaware ("Purchaser"). Seller and Purchaser may be referred to in this Bill of Sale collectively as the “Parties” and individually and a “Party.” Capitalized terms used herein without definition shall have the meaning ascribed thereto in that certain Asset Purchase Agreement (defined below).

WITNESSETH

WHEREAS, Seller and Purchaser are parties to that certain Asset Purchase Agreement dated as of August 31, 2011 (the “Asset Purchase Agreement”), pursuant to which, among other things, Seller agreed to sell and transfer, and Purchaser agreed to purchase and accept, certain of the assets of Seller; and

WHEREAS, it is a condition to the Closing of the Asset Purchase Agreement that Seller enters into this Bill of Sale to sell to Purchaser the Transferred Assets (defined below).

NOW THEREFORE, in consideration of the payment by Purchaser of the Cash Payment and Note Payment and in further consideration of the mutual covenants and agreements contained in the Asset Purchase Agreement, the receipt and sufficiency of which is hereby acknowledged, the Parties hereby covenant and agree as follows:

1. Transferred Assets.  For value received, the receipt and sufficiency of which is hereby acknowledged, effective as of ________ ___, 2011, Seller hereby sells, conveys, assigns, transfers and delivers to Purchaser, which hereby accepts, all its right, title and interest and benefit in and to certain of Seller’s property, assets, rights and privileges as mutually agreed to between the Parties (collectively, the “Transferred Assets”):

TO HAVE AND TO HOLD, all and singular, for its own use forever, the Transferred Assets hereby sold, assigned, transferred, conveyed and delivered, or intended so to be, unto Purchaser, its successors and assigns forever.

1. Excluded Assets.  For the avoidance of doubt, Seller shall not be deemed to have sold pursuant to this Bill of Sale any asset other than the Transferred Assets.

2. Assumption of Liabilities.  Purchaser hereby undertakes, assumes and agrees to perform, pay and discharge when due all liabilities and obligations accruing and required to be performed on or after the date hereof under any contracts related to the Transferred Assets.

3. Relationship with the Asset Purchase Agreement.  This Bill of Sale is intended to evidence the consummation of the transactions contemplated by the Asset Purchase Agreement. This Bill of Sale is made without representation or warranty except as provided in and by the Asset Purchase Agreement. This Bill of Sale is in all respects subject to the provisions of the Asset Purchase Agreement and is not intended to supersede, limit or qualify any provision of the Asset Purchase Agreement, except that the Schedules attached hereto (if any), shall take precedence over the schedules attached to the Asset Purchase Agreement for purposes of this Bill of Sale.

4. Further Assurances.  Each Party hereby agrees on demand to make, execute, acknowledge and deliver any and all further documents and instruments, and to do and cause to be done all such further acts, reasonably requested by the other Party to evidence and/or in any manner to perfect the transfer and assignment to Purchaser of the Transferred Assets contemplated hereby. Subject to any contrary provisions of the Asset Purchase Agreement, Purchaser is hereby granted the irrevocable right and authority to collect for its own account all accounts and notes receivable and other items included in the Transferred Assets and to endorse with the name of Seller any checks received solely on account of any such accounts and notes receivable or such other items.

5. Successors.  This Bill of Sale shall inure to the benefit of and is binding upon the respective successors and assigns of Seller and Purchaser.

6. Risk of Loss.  The risk of loss, injury, destruction or damage to any of the Assets by fire or other casualty or occurrence shall remain with Seller until, and transfer to Purchaser.

7. Taxes and Fees.  Seller agrees to indemnify and hold harmless Purchaser with respect to any taxes, fees, commissions or other charges becoming due as a result of this Bill of Sale, except any sales or use tax on the transfer of the Transferred Assets to Purchaser or Purchaser's subsequent use of the Transferred Assets, which sales and use taxes are the responsibility of the Purchaser.

8. GOVERNING LAW.  THIS BILL OF SALE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE UNITED STATES OF AMERICA AND THE STATE OF MINNESOTA, WITHOUT REGARD TO ITS CHOICE OF LAW PROVISIONS.

9. Modification.  This Bill of Sale shall not be modified or amended except by an instrument in writing signed by authorized representatives of the Parties.

10. Time.  Time is of the essence related to this Bill of Sale.

11. Entire Bill of Sale.  Purchaser and Seller warrant that the terms and conditions of this Bill of Sale were fully read and understood and that they constitute the entire Bill of Sale between the Parties.

12. Unenforceability. If any one or more provisions of this Bill of Sale shall be found to be illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

13. Confidentiality.  The entire contents of this Bill of Sale shall remain confidential between all Parties named in this Bill of Sale, except as required by law.

14. Counterparts.  This Bill of Sale may be executed by facsimile transmission by the Parties in counterparts. Following such transmission, the parties agree that executed originals will be forwarded by mail or by courier to the respective parties.

IN WITNESS WHEREOF, the parties hereto have caused this Bill of Sale to be executed by their authorized representatives and effective as of the date first written above.

APOLLO DIAMOND, INC.

By:

Name: Robert Linares
Title: Chief Executive Officer

SCIO DIAMOND TECHNOLOGY CORPORATION
By:

Name: Joseph D. Lancia
Title: Chief Executive Officer

SCHEDULE 3.3(b)

ASSIGNMENT AND ASSUMPTION AGREEMENT

THIS ASSIGNMENT AND ASSUMPTION AREEMENT (the "Assignment") is made this ___ day of _______, 2011, by and between APOLLO DIAMOND, INC., a corporation duly organized under the laws of the State of Delaware ("Assignor"), and SCIO DIAMOND TECHNOLOGY CORPORATION, a corporation duly organized under the laws of the State of Delaware ("Assignee"). Assignor and Assignee may be referred to in this Assignment collectively as the “Parties” and individually and a “Party.” Capitalized terms used herein without definition shall have the meaning ascribed thereto in that certain Asset Purchase Agreement (defined below).

WITNESSETH

WHEREAS, Assignor and Assignee are parties to that certain Asset Purchase Agreement dated as of August 31, 2011 (the “Asset Purchase Agreement”), pursuant to which, among other things, Assignor agreed to assign, and Assignee agreed to assume, certain of the intangible assets and intellectual property of Assignor; and

WHEREAS, it is a condition to the Closing of the Asset Purchase Agreement that the Assignor enters into this Assignment to assign to Assignee the Assigned Assets (defined below).

NOW THEREFORE, through mutual negotiation and for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties hereby covenant and agree as follows:

1. Assignment.  Assignor hereby assigns all of its rights, obligations, interests and liabilities in certain intangible assets and intellectual property to the Assignee (the “Assigned Assets”) as mutually agreed upon between the parties and pursuant to the terms of the Asset Purchase Agreement and this Assignment. As of the date of this Assignment, Assignor shall have no further rights, obligations, interests or liabilities of any kind whatsoever related to the Assigned Assets.

2. Assumption.  For and in consideration of the assignments hereunder, Assignee hereby assumes all of Assignor’s rights, obligations, interest and liabilities related to the Assigned Assets to the same extent as though Assignee had been the original owner of the Assigned Assets,

3. Fees.  Any registration for the change of the registered owner of the Assigned Assets shall be undertaken by Assignor and Assignor shall bear the registration fees, or other applicable fees, incurred hereby.

4. Ownership.  Assignor represents and warrants that Assignor has the exclusive ownership of the Assigned Assets and no rights or equity of any third-party is prejudiced due to the using of the Assigned Assets. There is no litigation or any other disputes arising from or relating to the Assigned Assets.

5. Indemnification.  Assignor shall indemnify and hold harmless Assignee and its affiliates, officers, directors, shareholders, employees, partners, agents and representatives from and against any and all loss, liability, damage or expenses which may be incurred by Assignee related to the Assigned Assets or due to any claims of a third-party in connection with the Assigned Assets.

6. Dispute Resolution.  This Assignment shall be governed by the laws of the State of Minnesota. Any dispute or controversy arising from this Assignment shall be subject to Section 12.9 of the Asset Purchase Agreement.

7. Entire Assignment.  This Assignment contains the entire understanding among the Parties with respect to the matters covered herein and supersedes and cancels any prior understanding with respect to the matter covered herein.

8. No Changes.  No changes, alternations or modifications hereto shall be effective unless made in writing and signed by all of the Parties.

9. Severability.  Any provision of this Assignment which is invalid or unenforceable shall be ineffective to the extent of such invalidity or unenforceability, without affecting in any way the remaining provisions hereof or rendering any other provision of this Assignment invalid or unenforceable.

10. Confidentiality.  The entire contents of this Assignment shall remain confidential between all Parties named in this Assignment, except as required by law.

11. Counterparts.  This Assignment may be executed by facsimile transmission by the Parties in counterparts. Following such transmission, the parties agree that executed originals will be forwarded by mail or by courier to the respective parties.

IN WITNESS WHEREOF, the parties hereto have caused this Assignment to be executed by their authorized representatives and effective as of the date first written above.

APOLLO DIAMOND, INC.

By:

Name: Robert Linares
Title: Chief Executive Officer

SCIO DIAMOND TECHNOLOGY CORPORATION

By:

Name: Joseph D. Lancia
Title: Chief Executive Officer

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Joseph D. Lancia, certify that:

1.           I have reviewed this quarterly report on Form 10-Q/A of Scio Diamond Technology Corp.;

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

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: August 16, 2012	/s/ Joseph D. Lancia
By: Joseph D. Lancia
Its: President and Chief Executive Officer

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Charles G. Nichols, certify that:

1.           I have reviewed this quarterly report on Form 10-Q/A of Scio Diamond Technology Corp.;

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

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: August 16, 2012	/s/ Charles G. Nichols
By: Charles G. Nichols
Its: Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scio Diamond Technology Corp. (the “Company”) on Form 10-Q/A for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 16, 2012                                                                        /s/ Joseph D. Lancia
By: Joseph D. Lancia
Its: President and Chief Executive Officer

                                                                                                                /s/ Charles G. Nichols
By: Charles G. Nichols
Its: Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.