Form 10-Q/A
period 2011-12-31
Scio Diamond Technology Corp
filed 2012-08-16
CIK 1488934

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

(864) 751-4880
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer                                                                                                       Accelerated Filer  ☐

☐ Non-Accelerated Filer                                                                                      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes     No

The number of shares of common stock outstanding as of June 30, 2012, $0.001 par value, was 27,570,567.

Page - 1

EXPLANATORY NOTE

Scio Diamond Technology Corporation (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment No. 1”) for the Company’s quarterly period ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on February 14, 2012 (the “Original Report”), to reflect the restatement of the Company’s unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2011 and certain other matters.  This Amendment No. 1 contains a revised Part I, Item 1. Unaudited Condensed Consolidated Financial Statements, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part I, Item 4. Controls and Procedures, as well as Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Part II, Item 5. Other Information, certain material agreements, and updated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

As previously reported, each of ADI and ADGC had originally contracted in March 2011 to complete the ADI Asset Purchase and the ADGC Asset Purchase with a different, privately held, Nevada company which also had the name Scio Diamond Technology Corporation (“Private Scio”).  In connection with obtaining the stockholder approvals for those transactions and the redemption of the outstanding ADI and ADGC shares for $0.01 per share, each of ADI and ADGC arranged for Private Scio to agree to issue warrants to purchase common stock of Private Scio, exercisable for $0.01 per share, to stockholders of ADI and ADGC that were accredited investors and that agreed to have their shares of ADI and ADGC redeemed by such companies.  As previously disclosed, on August 5, 2011, Private Scio sold its name to the Company in exchange for 13 million shares of the Company’s common stock.  On August 31, 2011, the Company completed the ADI Asset Purchase.  In September 2011, the Company delivered a letter to certain former ADI and ADGC stockholders stating that, in connection with the Company’s acquisition of assets from ADI and ADGC, the Company would provide a right to buy Company common stock for $0.01 per share to such stockholders (the “ADI Shareholder Purchase Rights” or “ADI subscription rights” and the “ADGC Shareholder Purchase Rights,” respectively) that were accredited investors, provided certain information to the Company regarding their intentions to purchase such shares of Company common stock, and accepted payment from ADI or ADGC, as applicable, for the repurchase of such stockholders’ shares in ADI and ADGC, respectively.  However, the Company did not have a definitive written agreement with ADGC with respect to the ADGC Asset Purchase at the time, and based on advice of its then counsel, the Company concluded that it did not have an obligation to issue the common stock purchase documents or an obligation to disclose the proposed sale of such common stock until the Company reached a definitive agreement with ADGC to complete the ADGC Asset Purchase.

As previously reported, the Company has reviewed and further analyzed its previously completed ADI Asset Purchase and the background of the ADGC Transaction, and the Company has concluded that it was obligated to complete the ADI Shareholder Purchase Rights offering at the time of the ADI Asset Purchase on August 31, 2011 and that it was obligated to complete the ADGC Shareholder Purchase Rights offering at the time of the ADGC Asset Purchase on June 5, 2012.  After extensive review of the above events, the Company concluded that the ADI Shareholder Purchase Rights offering should have been treated as part of the purchase price of the ADI assets pursuant to the ADI Asset Purchase and that, as a result, the Company should restate its quarterly financial statements and related Form 10-Q filings for each of the quarters ended September 30, 2011 and December 31, 2011 as a result.

This Amendment No. 1 speaks as of the filing date of the Original Report and does not modify disclosures in the Original Report, including the nature and character of such disclosures, to reflect events occurring or items discovered after February 14, 2012, except for disclosures that reflect the restatements and that update certain disclosures affected by events related to the restatements and for disclosures related to certain material contracts for which disclosure was not previously provided. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to February 14, 2012, the filing date of the Original Report, including any amendments to those filings as described above.

Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

Page - 2

SCIO DIAMOND TECHNOLOGYCORPORATION

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

Page - 4

PART I - FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(unaudited)
	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,463,909	$933
Prepaid expenses	32,030	-

Total current assets	1,495,939	933

Manufacturing equipment	3,173,802	-
Other equipment	52,503	-
Total equipment	3,226,305	-

Intangible assets	9,784,497	-
Other assets	13,800	-

TOTAL ASSETS	$14,520,541	$933

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable	$125,000	$-
Accrued interest	11,274	-
Accounts payable	-	3,500
Accounts payable - related parties	-	8,490

Total Current Liabilities	136,274	11,990

Shareholders' Equity (Deficit):
Common Stock, $0.001 par value, 75,000,000 shares authorized
25,825,570 and 6,400,000 shares issued and outstanding at
December 31, 2011 and March 31, 2011, respectively	25,826	6,400
Additional paid-in capital	15,843,304	19,600
Deficit accumulated during the development stage	(1,484,863)	(37,057)

Total Shareholders' Equity (Deficit)	14,384,267	(11,057)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$14,520,541	$933

The accompanying notes are an integral part of these condensed financial statements.

Page - 5

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2011 and 2010 and for the period September 17, 2009 (inception) through December 31, 2011
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	September 17, 2009
	Ended	Ended	Ended	Ended	(Inception) through
	December 31,2011	December 31,2010	December 31,2011	December 31,2010	December 31,2011
	(restated)		(restated)		(restated)

Revenue
Gross revenue	$-	$-	$-	$-	$-

Operating expenses
Professional fees	574,294	2,585	1,081,446	24,264	1,113,734
Marketing costs	6,499	-	17,649	-	17,649
Corporate general and administrative	66,832	-	88,494	-	93,263

Loss from operations	(647,625)	(2,585)	(1,187,589)	(24,264)	(1,224,646)

Other income (expense)
Interest (expense)	(8,774)	-	(11,274)	-	(11,274)
Gain on restructuring	-	-	11,057	-	11,057

Net loss	$(656,399)	$(2,585)	$(1,187,806)	$(24,264)	$(1,224,863)

Loss per share
Basic and fully diluted:
Weighted average number of shares outstanding	23,588,380	6,400,000	14,562,232	6,400,000
Loss per share	$(0.03)	$(0.00)	$(0.08)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Page - 6

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
For the nine months ended December 31, 2011 and 2010 and for the period September 17, 2009 (inception) through December 31, 2011
(unaudited)

			Additional	Deficit
	Common Stock		Paid in	Accumulated During the
	Shares	Amount	Capital	Development Stage	Total
Inception, September 17, 2009	-	$ -	$ -	$ -	$ -
Common stock issued to founder
at $0.002 per share	2,000,000	2,000	2,000	-	4,000
Common stock issued for cash
at $0.005 per share	4,400,000	4,400	17,600	-	22,000
Net loss for period ended March 31, 2010	-	-	-	(6,211)	(6,211)

Balance, March 31, 2010	6,400,000	6,400	19,600	(6,211)	19,789
Net loss for period ended March 31, 2011	-	-	-	(30,846)	(30,846)

Balance, March 31, 2011	6,400,000	6,400	19,600	(37,057)	(11,057)
Shares issued for purchase of trade name	13,000,000	13,000	247,000	-	260,000
Common stock issued for cash, net of fees,
at $0.70 per share (restated)	6,425,570	6,426	4,344,697	-	4,351,123
Deemed distribution (restated)	-	-	-	(260,000)	(260,000)
ADI subscription rights issued for purchase of assets (restated)	-	-	11,040,000	-	11,040,000
Warrants issued for services from non-employees (restated)	-	-	192,007	-	192,007
Net loss for the nine months ended
December 31, 2011 (restated)	-	-	-	(1,187,806)	(1,187,806)

Balance, December 31, 2011 (restated)	25,825,570	$ 25,826	$ 15,843,304	$ (1,484,863)	$ 14,384,267

The accompanying notes are an integral part of these condensed financial statements.

Page - 7

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOW
For the nine months ended December 31, 2011 and 2010 and for the period September 17, 2009 through December 31, 2011
(unaudited)

	Nine Months	Nine Months	September 17, 2009
	Ended	Ended	(inception) through
	December 31,2011	December 31,2010	December 31,2011
	(restated)		(restated)

Cash flows from operating activities:
Net loss	$(1,187,806)	$(24,264)	$(1,224,863)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on restructuring	(11,057)		(11,057)
Expense for warrants issued in exchange for services	192,007	-	192,007
Changes in current assets and liabilities:
(Increase) decrease in current and other assets	(45,830)	-	(45,830)
Increase (decrease) in current liabilities	1,342	(671)	4,842

Net cash used in operating activities	(1,051,344)	(24,935)	(1,084,901)

Cash flows from investing activities:
Purchase of assets	(1,000,000)	-	(1,000,000)
Proceeds from disposal of property and equipment	81,700	-	81,700
Purchase of property and equipment	(52,503)	-	(52,503)

Net cash (used) in investing activities	(970,803)	-	(970,803)

Cash flows from financing activities
Services financed with a note payable	250,000		250,000
Proceeds from note payable - related party	9,000	-	17,490
Proceeds from sale of common stock - net of fees	4,351,123	-	4,377,123
Payments on notes payable	(1,125,000)	-	(1,125,000)

Net cash provided by financing activities	3,485,123	-	3,519,613

Net increase in cash and cash equivalents	1,462,976	(24,935)	1,463,909
Cash and cash equivalents, beginning of period	933	25,450	-

Cash and cash equivalents, end of period	$1,463,909	$515	$1,463,909

The accompanying notes are an integral part of these condensed financial statements
(Continued)
Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
STATEMENTS OF CASH FLOW
For the nine months ended December 31, 2011 and 2010 and for the period September 17, 2009 through December 31, 2011
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

The accompanying notes are an integral part of these condensed financial statements

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

Going Concern

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, September 17, 2009, through December 31, 2011, the Company has accumulated losses of ($1,224,863).

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•	Focused efforts on the construction and start-up of its state-of-the-art manufacturing facility in South Carolina in order to begin production and generate revenues.
•	Ongoing solicitation of investment in the Company in the form of a private placement of common shares to accredited investors.
•	Responded to potential customer contacts in order to meet potential orders immediately upon production start-up.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2011 and December 31, 2011 and the results of operations and cash flows for the interim periods ended December 31, 2011 and 2010 and for the period September 17, 2009 (inception) through December 31, 2011.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of Scio Diamond Technology Corporation (formerly Krossbow Holding Corp.) for the year ended March 31, 2011.

Page - 9

Development Stage Company

The financial statements have been prepared following the requirements of GAAP for development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom.

Basic and Diluted Net Loss per Share

Net loss per share is presented under two formats: basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. Currently, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of warrants would be anti-dilutive.

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	December 31,
	2011	2010
Warrants for common stock	370,014	-

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

In addition, GAAP requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. At December 31, 2011, the Company has issued ADI subscription rights valued at $11,040,000 for the purchase of assets disclosed in Note 2 measured at fair value on a nonrecurring basis.  The fair value of the ADI subscription rights was determined based on an appraisal which used the Black-Scholes model whose assumptions were considered by management to be a level 3 input.

As of December 31, 2011 the Company also had 370,014 warrants outstanding with exercise prices of $.70 per share.  The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work and are valued at $.52 per warrant using the Black-Scholes model.

The carrying value of cash and cash equivalents including restricted cash, accounts receivable, other assets and trade accounts payable approximate fair value due to the short-term nature of these instruments.

Page - 10

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

As previously reported, each of ADI and ADGC had originally contracted in March 2011 to complete the ADI Asset Purchase and the ADGC Asset Purchase with a different, privately held, Nevada company which also had the name Scio Diamond Technology Corporation (“Private Scio”).  In connection with obtaining the stockholder approvals for those transactions and the redemption of the outstanding ADI and ADGC shares for $0.01 per share, each of ADI and ADGC arranged for Private Scio to agree to issue warrants to purchase common stock of Private Scio, exercisable for $0.01 per share, to stockholders of ADI and ADGC that were accredited investors and that agreed to have their shares of ADI and ADGC redeemed by such companies.  As previously disclosed, on August 5, 2011, Private Scio sold its name to the Company in exchange for 13 million shares of the Company’s common stock.  On August 31, 2011, the Company completed the ADI Asset Purchase.  In September 2011, the Company delivered a letter to certain former ADI and ADGC stockholders stating that, in connection with the Company’s acquisition of assets from ADI and ADGC, the Company would provide a right to buy Company common stock for $0.01 per share to such stockholders (the “ADI Shareholder Purchase Rights” or “ADI subscription rights” and the “ADGC Shareholder Purchase Rights,” respectively) that were accredited investors, provided certain information to the Company regarding their intentions to purchase such shares of Company common stock, and accepted payment from ADI or ADGC, as applicable, for the repurchase of such stockholders’ shares in ADI and ADGC, respectively.  However, the Company did not have a definitive written agreement with ADGC with respect to the ADGC Asset Purchase at the time, and based on advice of its then counsel, the Company concluded that it did not have an obligation to issue the common stock purchase documents or an obligation to disclose the proposed sale of such common stock until the Company reached a definitive agreement with ADGC to complete the ADGC Asset Purchase.

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

The Company is filing this Amendment No. 1 to Form 10-Q for the quarter ended December 31, 2011, and has refiled its Quarterly Report on Form 10-Q/A for the quarter ended September 31, 2005 to reflect the proper accounting treatment.

Effects of the restatement by line item follow for the periods presented in this Amendment No. 1 to Form 10-Q:

	Impact to Balance Sheet
	December 31, 2011
	As Previously Reported	As Restated
Equipment	$1,750,000	$3,173,802
Property and equipment	76,571	52,503
Patents	250,000	9,784,497
Intangibles Other assets Total assets	260,000 - 3,832,510	- 13,800 14,520,541
Additional paid-in-capital	4,308,797	15,843,304
Deficit accumulated during the development stage	(638,387)	(1,484,863)
Total shareholders’ equity	3,696,236	14,384,267
Total liabilities and shareholders’ equity	3,832,510	14,520,541

Page - 11

	Impact to Statements of Operations
	Three Months Ended		Nine Months Ended		September 17, 2009 (Inception) through
	December 31, 2011		December 31, 2011		December 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Professional fees	$120,118	$574,294	$204,378	$1,081,446	$204,378	$1,113,734
Marketing costs	268,669	6,499	452,710	17,649	452,710	17,649
Corporate general and administrative	56,562	66,832	67,168	88,494	104,225	93,263
Loss from operations Gain on restructuring Other income	(445,349 - 134,200)	(647,625 - -)	(724,256 - 134,200)	(1,187,589 11,057 -)	(761,313 - 134,200)	(1,224,646 11,057 -)
Net loss	(319,923)	(656,399)	(601,330)	(1,187,806)	(638,387)	(1,224,863)

Loss per share
Basic and fully diluted:
Weighted average number of shares
outstanding	23,571,440	23,588,380	14,619,607	14,562,232
Loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.08)

	Impact to Statement of Shareholders’ Equity
	December 31, 2011
	As Previously Reported	As Restated
Common stock issued for cash, net of fees, at $0.70 per share	$4,042,197	$4,344,697
Deemed distribution	-	(260,000)
ADI subscription rights issued for purchase of assets	-	11,040,000
Warrants issued for services from non-employees Net loss for the nine months ended December 31, 2011 Balance, December 31, 2011	- (601,330 3,696,236)	192,007 (1,187,806 14,384,267)

	Impact to Statements of Cash Flow
	Nine Months Ended		September 17, 2009 (Inception) through
	December 31, 2011		December 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash flows from operating activities:
Net loss	$(601,330)	$(1,187,806)	$(638,387)	$(1,224,863)
Gain on restructuring	-	(11,057)	-	(11,057)
Expense for warrants issued in exchange for services (Increase) decrease in current and other assets Increase (decrease) in current liabilities	- - (44,020)	192,007 (45,830 1,342)	- - (32,030)	192,007
Net cash used in operating activities	(645,350)	(1,051,344)	(670,417)	(1,084,901)

Cash flows from investing activities:
Purchase of assets	(2,000,000)	(1,000,000)	(2,000,000)	(1,000,000)
Proceeds from disposal of property and equipment	-	81,700	-	81,700
Purchase of property and equipment	(76,571)	(52,503)	(76,571)	(52,503)
Net cash used in investing activities	(2,076,571)	(970,803)	(2,076,571)	(970,803)

Cash flows from financing activities:
Services financed with a note payable	-	250,000	-	250,000
Proceeds from note payable - related party	-	9,000	-	17,490
Sale of common stock - net of fees	4,048,623	4,351,123	4,074,623	4,377,123
Proceeds from Apollo payable net of repayments	136,274	-		-
Payments on notes payable	-	(1,125,000)	136,274	(1,125,000)
Net cash used in financing activities	4,184,897	3,485,123	4,210,897	3,519,613

Non-cash investing and financing activities:
Common stock issued for intangible	260,000	-	260,000	-
Common stock issued for trade name	-	260,000	-	260,000
Purchase of assets funded by note payable	-	1,000,000	-	1,000,000
Purchase of assets funded through ADI subscription rights issuance	-	11,040,000	-	11,040,000

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

NOTE 2 – ASSET PURCHASE

The Company purchased certain assets from Apollo Diamond Inc. (“ADI”) on August 31, 2011, consisting primarily of diamond growing machines and certain intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the subscriptions rights for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  The Company has estimated the fair value of these ADI subscription rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right.  At the date of the transaction, the fair value of the subscriptions rights was $11,040,000, and this amount was credited to additional paid-in capital. The fair value of the ADI subscription rights was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 1 year.

The following table reflects our purchase price allocation of the assets:

Machinery and Equipment	$943,685
Reactors	2,311,818
In-Process Research and Development	9,784,497
Total	$13,040,000

The Company completed a third-party valuation to determine the fair value of the assets acquired.  The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Life	December 31, 2011	March 31, 2011
In-process research and development	Indefinite	$9,784,497	$ -

NOTE 4 – NOTES PAYABLE

In conjunction with the purchase of certain assets from ADI on August 31, 2011, the Company entered into a promissory note bearing interest at 4.00% annually and due and payable in full on September 1, 2012.  As of December 31, 2011, $125,000 of the promissory note to ADI remained unpaid.

Page - 13

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

During the three months ended September 30, 2011, the Company issued 18,717,570 shares of common stock on August 5, 2011.  3,200,000 shares were issued in a 2-for-1 forward split from Krossbow Holding Corp. shareholders.  As part of a private placement, 2,517,570 shares were issued at a price of $0.70 per share for total cash proceeds, net of fees, of $1,679,064.  13,000,000 shares were issued at a market value price of $0.02 per share purchasing the name “Scio Diamond Technology Corporation” (“the Scio name”) for a total purchase price of $260,000.  The Company purchased the Scio name from a privately-held Nevada corporation (“Private Scio”) that also had the Scio name.  The Company and Private Scio are entities under common control.  Accounting Standards Codification 805-50-30-5 states that when accounting for a transfer of assets between entities under common control, the entity that receives the asset shall initially measure the recognized asset at the carrying amount in the accounts of the transferring entity at the date of the transfer.  As the Scio name acquired had no carrying value, the value of the shares given to purchase the Scio name were recorded as a deemed distribution so that the accounting basis of the Scio name remained at zero.  In addition, the Company issued 16 million subscription rights with an exercise price of $0.01 per share to certain current and former stockholders of ADI as part of the asset purchase discussed in Note 2.

During the three months ended December 31, 2011, the Company issued 3,908,000 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $2,672,059.  The Company has 25,825,570 shares of common stock issued and outstanding as of December 31, 2011.

As of December 31, 2011 the Company had 370,014 warrants outstanding with exercise prices of $.70 per share. The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work and valued at $.52 per warrant using the Black-Scholes model.

NOTE 6 – RELATED PARTIES

The Company incurred expenses of $108,004 for professional and consulting services provided by AdamsMonahan, LLP, a firm in which our board members, Edward S. Adams and Michael R. Monahan, are partners, for the nine months ended December 31, 2011  and for the period September 17, 2009 (inception) through December 31, 2011.  For the nine months ended December 31, 2011, the Company did not incur expenses for professional and consulting services provided by AdamsMonahan, LLP.

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

NOTE 7 – SUBSEQUENT EVENTS

In January 2012, the Company issued 187,500 shares of common stock at a share price of $0.70 for total cash proceeds of approximately $94,499.

Page - 14

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

Page - 15

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

Page - 16

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

As of the date of the Original Filing, the Company had not generated any revenue from the sale of diamond or diamond materials nor did it have firm orders placed by potential customers.  However, if the Company is able to produce high-quality, relatively low-cost diamond and diamond materials in reliable quantities, then such products may be incorporated into existing applications and technologies and spur new technologies.  In such case, the Company expects numerous product development and licensing opportunities for the Company.  The unique physical properties of diamond combined with consistent availability made possible by our Diamond Technology and patented Mosaic production approach lead to potential market opportunities in electronics, optics, communications, and computing..

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended March 31, 2012.

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

The following table reflects our purchase price allocation of the assets:

Machinery and Equipment	$ 943,685
Reactors	2,311,818
In-Process Research and Development	9,784,497
Total	$ 13,040,000

The Company completed a third-party valuation to determine the fair value of the assets acquired.  The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

We believe that the acquisition of these assets from ADI was not the acquisition of a “business” within the definition set forth in GAAP or Rule 11-01(d).

Page - 17

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

Intangible Assets

Regarding intangible assets including the patents, the Company believes that, due to the inability to identify unique, specific commercialization potential with any degree of certainty, it is appropriate to consider the entire portfolio “In Process Research and Development,” or “IPRD”.  The Company believes that the IPRD has alternative future uses.  At such time that production begins and commercialization of separate components of the intellectual property portfolio are then marketed to varying distribution channels, segmentation  and bifurcation of the IPRD asset to finite-lived commercialized intellectual property assets will be considered.  Applicable accounting guidance requires an indefinite life for IPRD assets until such time as the commercialization can be reasonably estimated at which time the assets will be available for their intended use   At such time as those requirements are met, we believe that consideration of the legal life of the intellectual property protection should be of considerable importance in determining the useful life.  Upon commercialization and determination of the useful life of the intellectual property assets, consideration will be given to the eventual expiration of the intellectual property rights underlying certain critical aspects of our manufacturing process.

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2011 Compared to the Three Month Period Ended December 31, 2010

Our net loss for the three-month period ended December 31, 2011 was ($656,399), compared to net losses of ($2,585) during the three months ended December 31, 2010. Our cumulative net loss since inception (September 17, 2009) through December 31, 2011 was ($1,224,863).  Through December 31, 2011, we had not generated any revenue since inception.

During the three-month period ended December 31, 2011, we incurred total expenses of $656,399, compared to total expenses of $2,585 during the three months ended December 31, 2010.  Since inception (September 17, 2009) through December 31, 2011, we have incurred total expenses of $1,235,920, which have generally related to corporate overhead, marketing, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement and other SEC filings.

We have not had any revenue to offset our expenses, and so, we have incurred net losses.  Our net loss per share for the three-month period ended December 31, 2011 was ($0.03) per share, compared to a net loss per share of ($0.00) for the three months ended December 31, 2010.   The weighted average number of shares outstanding was 23,588,380 and 6,400,000, respectively, for the three-month periods ended December 31, 2011 and 2010.

Page - 18

Nine Month Period Ended December 31, 2011 Compared to the Nine Month Period Ended December 31, 2010

Our net loss for the nine-month period ended December 31, 2011 was ($1,187,806), compared to net losses of ($24,264) during the nine months ended December 31, 2010. Our cumulative net loss since inception (September 17, 2009) through December 31, 2011 was ($1,224,863).  Through December 31, 2011, we had not generated any revenue since inception.

During the nine-month period ended December 31, 2011, we incurred total expenses of $1,198,863, compared to total expenses of $24,264 during the nine months ended December 31, 2010.  Since inception (September 17, 2009) through December 31, 2011, we have incurred total expenses of $1,235,920, which have generally related to corporate overhead, marketing, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement and other SEC filings.

We have not had any revenue to offset our expenses, and so, we have incurred net losses.  Our net loss per share for the nine-month period ended December 31, 2011 was ($0.08) per share, compared to a net loss per share of ($0.00) for the nine months ended December 31, 2010.   The weighted average number of shares outstanding was 14,562,232 and 6,400,000, respectively, for the nine-month periods ended December 31, 2011 and 2010.

FINANCIAL CONDITION

At December 31, 2011, we had total assets of $14,520,541, compared to total assets of $933 at March 31, 2011.  This increase in assets was primarily related to the ADI Asset Purchase which included indefinite lived intangible assets of $9,784,497 and fixed assets of S$3,255,503.  We had cash of $1,463,909 at December 31, 2011.

Total liabilities at December 31, 2011 were $136,274, compared to total liabilities of $11,990 at March 31, 2011.  Total liabilities at December 31, 2011 were comprised primarily of notes payable and accrued interest.

Total shareholders’ equity was $14,384,267 at December 31, 2011, compared to ($11,057) at March 31, 2011.  Shareholders’ equity increased during the period primarily due to the issuance of subscription rights in connection with the ADI Asset Purchase.  Other components of the change in shareholders’ equity related to sales and issuances of common stock and net losses during the period.

CASH FLOWS

Operating Activities

As of December 31, 2011, we had not generated positive cash flows from operating activities. For the nine-month period ended December 31, 2011, net cash flows used in operating activities were ($1,051,344), consisting primarily of a net loss of ($1,187,806) offset by expense for warrants issued in exchange for services of $192,007, compared to net cash flows used in operating activities for the nine months ended December 31, 2010 of  ($24,935).  Since inception (September 17, 2009) through December 31, 2011, net cash flows used in operating activities were ($1,084,901).

Investing Activities

For the nine-month period ended December 31, 2011, net cash flows used in investing activities were ($970,803), consisting primarily of the ADI Asset Purchase.  Net cash flows used in investing activities were $0 for the nine months ended December 31, 2010 and ($970,803) for the period from inception (September 17, 2009) to December 31, 2011.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity or debt securities.  For the nine-month periods ended December 31, 2011 and December 31, 2010, we generated $3,485,123 and $0, respectively, from financing activities. For the period from inception (September 17, 2009) to December 31, 2011, net cash flows provided by financing activities were $3,519,613, consisting primarily of proceeds from the sale of our common stock offset by payments on certain notes payable.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing cash is expected to be adequate to fund our operations over the next fiscal quarter through March 31, 2012.  We have no lines of credit or other bank financing arrangements.  Generally, we have financed operations to date through the proceeds of sales of our common stock and warrants to acquire common stock.  In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) manufacturing operations; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities.  Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

Page - 19

Additional issuances of equity or convertible debt securities may result in dilution to our current shareholders.  Such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Page - 20

Subsequent to the evaluation made in connection with the Original Report and in connection with the restatement and filing of this Amendment No. 1, our current management team, including our President and Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and concluded that, because of weaknesses in our internal control over financial reporting, which have required the restatement of our financial statements for the quarterly periods ended September 30, 2011 and December 31, 2011, and the amendment of our Form 10-Q for the quarterly period ended September 30, 2011 and the Original Report, our disclosure controls and procedures were not effective as of December 31, 2011.

In connection with the evaluation described above, the current management team identified material weaknesses as of December 31, 2011, in the following areas:

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

Changes In Internal Control over Financial Reporting

After considerable effort, the current management of the Company was unable to determine the internal controls over financial reporting that were used prior to August 5, 2011, and, accordingly, is not able to assess whether there were changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have material affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

Subsequent to December 31, 2011, the Company has been actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of December 31, 2011. These remediation efforts, outlined below, were specifically designed to address the material weaknesses identified by the Company’s management.

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending December 31, 2011, the Company issued 3,908,000 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $2,672,059.

The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of  Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that such investor is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, and (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (d) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Page - 21

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

On October 14, 2011, the Company entered into a seven-year lease with Innovation Center, LLC, related to our 9,003 square foot corporate headquarters and production facility located at 411 University Ridge, Greenville, South Carolina 29601.  Annual rental payments for the next seven years are as follows:

2013	$135,045
2014	135,045
2015	135,045
2016	198,516
2017 and thereafter	595,548

On October 27, 2011, Gruber & Company, LLC (“Gruber”) was engaged as the registered independent public accountant for Scio Diamond Technology Corp., a Nevada corporation (the “Company”) and Silberstein Ungar, PLLC CPA’s and Business Advisors (“Ungar”) was dismissed as the registered independent public accountant for the Company.  The decisions to appoint Gruber and dismiss Ungar were approved by the Board of Directors of the Company on October 27, 2011.

On November 19, 2011, the Company entered into employment agreements with Joseph D. Lancia and Michael W. McMahon to serve as the Company’s President and Chief Executive Officer and the Company’s Chief Operating Officer, respectively.  On November 30, 2011, the Company also entered into an employment agreement with Charles G. Nichols to serve as the Company’s Chief Financial Officer.

Pursuant to their respective employment agreements, each of Messrs. Lancia, McMahon and Nichols are entitled to annual base salaries of $225,000, $150,000, and $125,000, respectively, subject to potential increases in connection with an annual salary review by the Board of Directors.  The Board of Directors, in its discretion, may award any of the executives with an annual bonus.  Each such executive is entitled during their term of employment, to such vacation, medical and other employee benefits (including eligibility to participate in any 401(k) retirement plan that may be adopted and offered by the Company, subject to the terms and conditions thereof) as the Company may offer from time to time, subject to applicable eligibility requirements, and is entitled to 15 days paid vacation each calendar year.  Mr. Lancia and Mr. McMahon are each entitled to one year of salary and reimbursement of their COBRA costs if they are terminated without cause, provided that they cease to receive these post-termination benefits if they become entitled to receive benefits under their respective change in control agreements.  The employment agreements contain one year non-compete agreements and two year customer and employee non-solicitation provisions.

Each of Messrs. Lancia, McMahon and Nichols is also eligible to participate in any stock option plan adopted by the Company, with the extent, terms and conditions of any options provided to a named executive officer to be determined by the Company’s Board of Directors or its Compensation Committee, if any, in its sole and unilateral discretion.   Each of Messrs. Lancia, McMahon and Nichols is subject to a proprietary information and inventions agreement, and each is an employee-at-will.

On December 21, 2011, the Board of Directors elected Theodorus Strous to the Company’s Board of Directors.   Prior to his election as a director, Mr. Strous served as a consultant to the Company pursuant to the terms of a consulting agreement dated May 26, 2011. Under the terms of the consulting agreement, Mr. Strous provided various services to the Company in connection with, among other things, the Company’s capital raising efforts and the development of the Diamond Technology.  The consulting agreement terminated on November 30, 2011.  Pursuant to the terms of the consulting agreement, Mr. Strous earned $43,000, as well as 61,500 warrants to purchase shares of our common stock at $0.70 per share.

Mr. Strous was not elected to the Board of Directors pursuant to any arrangement or understanding with any other person pursuant to which he was selected as a director.  In accordance with the standard compensation arrangements for our directors, Mr. Strous will receive $1,250, plus related expenses, per board meeting.

Page - 22

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of this Report:

Exhibit No.	Description	Filing

10.01	Lease with Innovation Center, LLC	Filed herewith.
10.02	Employment Agreement of Joseph D. Lancia	Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012.
10.03	Employment Agreement of Michael McMahon	Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012.
10.04	Employment Agreement of Charles G. Nichols	Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012.
10.05	Consulting Agreement of Theodorus Strous	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 23

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: August 16, 2012	/s/ Joseph D. Lancia
By: Joseph D. Lancia Its: President and Chief Executive Officer

Dated: August 16, 2012	/s/ Charles G. Nichols
By: Charles G. Nichols Its: Chief Financial Officer

Page - 24

INDEX TO EXHIBITS

Exhibit No.	Description

10.01	Lease with Innovation Center, LLC
10.05	Consulting Agreement of Theodorus Strous
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

Page - 25

Exhibit 10.01

Lease Agreement

by and between

 Innovation Center, LLC

and

SCIO Diamond Technology Corporation

October 14, 2011

For
Suite D
411 University Ridge
Greenville, SC 29601

Table of Contents

ARTICLE 1 – GRANT AND TERM	1
1.1 Abstract of Lease Terms	1
1.2 Lease of Premises	2
1.3 Term	2
1.4 Possession	2
       1.5           Parties
1.6           Leasehold Estate

ARTICLE 2 – RENT AND OTHER PAYMENTS
2.1           Components of Rent
2.2           Base Rent
2.3           Rent Adjustment
2.4           Additional Rent
2.5           Operating Expenses
2.6           Payment of Rent
2.7           Prorated Payments
2.8           Automatic Bank Draft of Rent
2.9           Late Charge
2.10         Returned Check Charge
2.11         Security Deposits
2.12         Brokers
2.13         Tenant Service Charges

ARTICLE 3 – USE OF THE PREMISES
3.1           Use Rules
3.2           Landlord's Right of Entry
3.3           Covenant of Quiet Enjoyment
3.4           Services by Landlord
3.5           Relocation of the Premises

ARTICLE 4 – ASSIGNMENT OF INTERESTS
4.1           By Landlord
4.2           Assignment and Subletting by Tenant
4.3           Subordination and Attornment
4.4           Estoppel Certificates

ARTICLE 5 – TAXES AND INSURANCE
5.1           Tenant Taxes
5.2           Insurance
5.3           Waiver of Subrogation

ARTICLE 6 – MAINTENANCE AND ALTERATIONS
6.1           Repairs
6.2           Alterations
6.3           No Mechanic’s Lien Consent

ARTICLE 7 – BREACH, DEFAULT AND REMEDIES
7.1           Tenant’s Default
7.2           Landlord’s Remedies
7.3           Waiver of Breach
7.4           Force Majeure
7.5           Landlord's Equity in Project
7.6           Damage or Theft of Personal Property
7.7           Landlord's Lien
7.8           Indemnification by Tenant

ARTICLE 8 – CASUALTY AND CONDEMNATION
8.1           Destruction
8.2           Eminent Domain

ARTICLE 9 – LEASE EXPIRATION
9.1           Surrender of Premises
9.2           Holding Over

ARTICLE 10 – ENVIRONMENTAL MATTERS
10.1           Hazardous Substances Prohibited
10.2           Definitions
10.3           Indemnification

ARTICLE 11 – GENERAL PROVISIONS
11.1           Submission of Lease
11.2           Tenant’s Authority
11.3           Joint and Several Liability
11.4           Severability
11.5            Entire Agreement
11.6           Amendment
11.7           Recording
11.8           No Waiver
11.9           Headings
11.10         Governing Law
11.11        Attorneys' Fees
11.12        Time of Essence
11.13        Cumulative Rights
11.14        Notices
11.15        Binding Effect

ARTICLE 12 – SPECIAL STIPULATIONS
    12.1           Attached as Exhibit

2
2

2
2
3
3
4
5
8
8
9
10
10
10
11
11

12
12
12
12
13
13

14
14
14
15
16

17
17
17
18

18
18
19
19

19
19
20
22
22
22
22
23
23

23
23
24

25
25
26

26
26
26
27

27
27
27
27
27
28
28
28
28
28
28
28
28
28
28
28

29
29

Schedules and Exhibits

Schedule 1 – Rules and Regulations

Exhibit A – Legal Description
Exhibit B – Floor Plan
Exhibit C – Supplemental Notice
Exhibit D – Construction
Exhibit E – Building Standard Services
Exhibit F – Guaranty
Exhibit G – Special Stipulations

Lease Agreement

THIS LEASE AGREEMENT ("Lease") is made and entered into by and between Landlord and Tenant this 14th day of October, 2011 (the “Effective Date”).

ARTICLE 1
GRANT AND TERM

1.1 Abstract of Lease Terms:  For purposes of this Lease, the following terms shall have the following meanings:

1.1.1	Landlord:	Innovation Center, LLC
1.1.2	Landlord's Address:	P.O. Drawer 2567
Greenville SC 29602-2567
1.1.3	Tenant:	SCIO Diamond Technology Corporation
1.1.4	Tenant's Address:	109 Thornblade Boulevard
Greer, SC 29650
1.1.5	Building Address:	411 University Ridge
Greenville SC  29601
1.1.6	Suite Number:	Suite D
1.1.7	Rentable Floor Area of Premises: 9,003 square feet.
1.1.8	Rentable Floor Area of Building: 56,234 square feet.
1.1.9	Lease Term: 84 months, as further defined in Section 1.3 below.
1.1.10	Base Rent Rate:
Year 1	$15.00 per square foot of Rentable Floor Area of Premises per year.
Year 2                        $15.00 per square foot of Rentable Floor Area of Premises per year.
Year 3	$15.00 per square foot of Rentable Floor Area of Premises per year.
Year 4	$22.05 per square foot of Rentable Floor Area of Premises per year.
Year 5	$22.05 per square foot of Rentable Floor Area of Premises per year.
Year 6	$22.05 per square foot of Rentable Floor Area of Premises per year.
Year 7	$22.05 per square foot of Rentable Floor Area of Premises per year.
1.1.11	Rent Commencement Date: The earlier of (x) the date the Tenant opens for business in the Premises or (y) 30 days after the receipt of a Certificate of Occupancy
1.1.12	Tenant Improvement Allowance: $ 28.74 per rentable square foot
1.1.13	Security Deposits: Initial Rent Deposit: $ __N/A_
      Security Deposit:      $ __N/A__
1.1.14	Permitted Use: Executive, general administrative, light manufacturing and office space purposes.

1.2           Lease of Premises:  In consideration of the covenants and agreements to be performed by Tenant, and upon the terms and conditions of this Lease, Landlord hereby rents and leases to Tenant, and Tenant hereby rents and leases from Landlord, the premises outlined in red or cross-hatched on the floor plan attached as Exhibit B (the "Premises") in the building (the "Building") located on the real property shown on the Site Plan attached as Exhibit A (the "Land").  No easement for light, view or air is included in the Premises or granted by this Lease.  The "Project" is comprised of the Building; the Land; any parking facilities, including any parking that is nonexclusive and any parking located off the Land that is made available to Tenant; any walkways, covered walkways, or other means of access to the Building and the Building's parking facilities; all common areas, including any lobbies or plazas; and any other improvements or landscaping on the Land.

1.3           Term:  This Lease shall be a binding agreement between Landlord and Tenant as of the Effective Date first set forth above. The term of this Lease for purposes of payment of Rent (the "Lease Term") shall commence on the Rent Commencement Date and, unless extended or sooner terminated as provided in this Lease, shall end on the last day of the month in which the period designated in Section 1.1.9 above would expire.  Promptly after the Rent Commencement Date, Landlord shall send to Tenant a Supplemental Notice in the form of the attached Exhibit C, specifying the Rent Commencement Date, the date of expiration of the initial Lease Term, and certain other matters. Tenant shall execute and return one copy of the Supplemental Notice to Landlord.

1.4 Possession:  The obligations of Landlord and Tenant with respect to the initial leasehold improvements to the Premises are set forth in the attached Exhibit D.  Taking of possession by Tenant shall be deemed to establish conclusively that Landlord's construction obligations with respect to the Premises have been completed in accordance with the plans and specifications approved by Landlord and Tenant, except for any punch list items contained in a written document signed by Landlord and Tenant at the time of occupancy, and that the Premises, to the extent of Landlord's construction obligations with respect thereto, are in good and satisfactory condition.

1.5 Parties:  The term "Landlord" shall include Landlord and its successors and assigns. The term "Tenant" shall include Tenant and its heirs, legal representatives and successors, and shall also include Tenant's assignees and sublessees if this Lease is validly assigned or all or part of the Premises is validly sublet as provided in this Lease.

1.6 Leasehold Estate:  The only relationship between Landlord and Tenant created by this Lease is that of landlord and tenant.

ARTICLE 2
RENT AND OTHER PAYMENTS

2.1 Components of Rent: The term "Rent" shall mean the Base Rent, Rent Adjustment, Tenant's Forecast Additional Rent, Tenant's Additional Rent, Tenant Service Charges, and any other amounts that Tenant assumes or agrees to pay to Landlord under the provisions of this Lease, including without limitation any and all sums that may become due by reason of any default of Tenant or any failure on Tenant's part to comply with the agreements, terms, covenants and conditions of this Lease.

2.2           Base Rent:  From and after the Rent Commencement Date, Tenant shall pay to Landlord a base annual rent ("Base Rent") equal to the Base Rent Rate set forth in Section 1.1.10 above multiplied by the Rentable Floor Area of the Premises as set forth in Section 1.1.7 above.

2.3           Rent Adjustment:  ~~Tenant shall pay to Landlord as additional rent an amount (the "Rent Adjustment") which shall be determined as of the first anniversary of the Rent Commencement Date and as of each January 1 thereafter during the Lease Term as provided in this Section. For purposes of this Section, each such determination date shall be called an "Adjustment Date," and each period of time from one Adjustment Date through the day before the next Adjustment Date shall be called an "Adjustment Period."~~

~~For each Adjustment Period, each monthly installment of the Rent Adjustment shall be an amount equal to one-twelfth (1/12th) of the product of:  (i) the annual Base Rent set forth in Section 2.2 above, multiplied by (ii) the Percentage Increase (defined below), if any, in the Index (defined below), as determined for the Adjustment Date beginning the Adjustment Period.~~

~~For purposes of this Section, the "Percentage Increase" in the Index for a given Adjustment Date shall mean the quotient determined by dividing (i) the difference obtained by subtracting the Index for the calendar month in which the Rent Commencement Date falls from the Index for the calendar month of October immediately preceding the Adjustment Date in question (but in no event less than zero), by (ii) the Index for the calendar month in which the Rent Commencement Date falls.~~

~~The term "Index" as used in this Section shall mean the Consumer Price Index for All Urban Consumers, U.S. City Average, All Items (1982-84=100), published by the Bureau of Labor Statistics of the United States Department of Labor.  If the Bureau of Labor Statistics should discontinue the publication of the Index, or publish the Index less frequently, or alter the Index in some manner, then Landlord shall adopt a substitute Index or substitute procedure which reasonably reflects and monitors consumer prices.~~

~~Nothing contained in this Section shall be construed to reduce the monthly installments of Base Rent payable under the Lease below the amount set forth in Section 2.2 above.  Notwithstanding anything contained in this Lease to the contrary, it is agreed that the Rent Adjustment for any given Adjustment Period shall not be less than the Rent Adjustment for the immediately preceding Adjustment Period.~~

~~The Rent Adjustment shall be payable in monthly installments in advance on the first day of every calendar month.  A prorated monthly installment, based on the number of days in the partial month, shall be paid for any fraction of a month if the Rent Commencement Date falls on any day other than the first day of a calendar month, or if the Lease Term is terminated or expires on any day other than the last day of a calendar month.~~

~~Landlord shall use reasonable efforts to notify Tenant in writing of the amount of the monthly Rent Adjustment for each Adjustment Period at least ten (10) days prior to the date on which the first installment of the Rent Adjustment is due and payable, or as soon thereafter as is practicable.  Failure by Landlord to notify Tenant of the amount of the Rent Adjustment for an Adjustment Period shall not prejudice Landlord's right to collect the full amount of the Rent Adjustment, nor shall Landlord be deemed to have forfeited or surrendered its rights to collect the Rent Adjustment; and Tenant agrees to pay upon demand all accrued but unpaid Rent Adjustment amounts.~~

2.4           Additional Rent:  For each calendar year (or portion thereof) during the Lease Term, "Tenant's Additional Rent" shall mean (x) the excess of the Current Operating Expenses (defined below) over the Base Operating Expenses (defined below), multiplied by (y) the number of square feet of Rentable Floor Area of the Premises.  In no event shall Tenant’s Additional Rent be less than zero.

"Current Operating Expenses" for a given calendar year shall mean the amount of Operating Expenses (as defined below) for that calendar year divided by the greater of (i) ninety-five percent (95%) of the number of square feet of Rentable Floor Area of the Building, or (ii) the total number of square feet of Rentable Floor Area occupied in the Building for that calendar year on an average annualized basis; provided, however, if the amount is calculated under (i) above, the Operating Expenses actually incurred with respect to that calendar year shall be adjusted to reflect the amount of Operating Expenses which would have been incurred if the Building were ninety-five percent (95%) occupied throughout that calendar year.

"Base Operating Expenses" shall mean the Operating Expenses paid or incurred by Landlord in the Base Year (as hereinafter defined) as if the Building was ninety-five percent (95%) occupied throughout the Base Year, divided by ninety-five percent (95%) of the number of square feet of Rentable Floor Area of the Building.  If the Building was not ninety-five percent (95%) occupied throughout the Base Year, then the Base Operating Expenses shall be an amount which fairly reflects what the Operating Expenses would have been in the Base Year had the Building been ninety-five percent (95%) occupied throughout the Base Year, as determined by Landlord in its reasonable opinion.  "Base Year" shall mean calendar year 2009 [the calendar year in which the Rent Commencement Date occurs, if no year is inserted].

Because Tenant’s Additional Rent cannot be finally determined prior to the end of the calendar year for which it is due, Tenant shall pay Tenant’s Forecast Additional Rent on a monthly basis during the calendar year. "Tenant's Forecast Additional Rent" for a given calendar year shall mean Landlord's reasonable estimate of Tenant's Additional Rent for that calendar year (or relevant portion thereof).  Prior to the beginning of each calendar year during the Lease Term, Landlord shall present to Tenant a statement of Tenant's Forecast Additional Rent for the upcoming calendar year. If a new statement is not given prior to the beginning of any calendar year, Tenant shall continue to pay the amount of Tenant's Forecast Additional Rent payable during the previous calendar year until the month after a new statement is delivered to Tenant.  If at any time it appears to Landlord that Tenant's Additional Rent for the current calendar year will vary from Landlord's estimate, Landlord shall have the right to revise its estimate for the year by giving notice to Tenant, and subsequent payments by Tenant for that year shall be based upon the revised estimate of Tenant's Additional Rent.  Failure to give notice of a revision shall not prejudice Landlord's right to collect the full amount of Tenant's Additional Rent for the year.

Within one hundred fifty (150) days after the end of the calendar year in which the Rent Commencement Date occurs and of each calendar year thereafter during the Lease Term, or as soon thereafter as practicable, Landlord shall provide Tenant a statement prepared by an authorized representative of Landlord that (i) shows the actual Operating Expenses for the calendar year and (ii) compares Tenant's Forecast Additional Rent with Tenant's Additional Rent.  In the event Tenant's Additional Rent exceeds the amount of Tenant's Forecast Additional Rent paid by Tenant for the prior calendar year, Tenant shall pay the balance due to Landlord within thirty (30) days after receipt of the statement. In the event the amount of Tenant's Forecast Additional Rent actually paid by Tenant exceeds Tenant's Additional Rent for the prior calendar year, Landlord shall credit the overpayment against the Forecast Additional Rent next due under the Lease; but if the Lease Term has expired or would expire before the full credit could be applied, Landlord shall refund any excess to Tenant, provided that Tenant is not in default under this Lease. (If Tenant is in default, any excess amount shall be held as additional security for Tenant's performance, or may be applied by Landlord to cure Tenant’s default, and shall not be refunded until the default is cured).  The provisions of this Lease concerning the payment of Tenant's Additional Rent shall survive the expiration or earlier termination of this Lease.

Landlord's books and records pertaining to the calculation of Operating Expenses for any calendar year within the Lease Term may be audited by Tenant or its representatives at Landlord's office where Operating Expense records are kept, at Tenant's expense, at any time within ninety (90) days after Landlord's annual statement is delivered to Tenant for that calendar year; provided that Tenant shall give Landlord not less than thirty (30) days prior written notice of any audit.  If Landlord's calculation of Tenant's Additional Rent for the audited calendar year was incorrect, then Tenant shall be entitled to a prompt refund of any overpayment or Tenant shall promptly pay to Landlord the amount of any underpayment, as the case may be.

2.5           Operating Expenses:  "Operating Expenses" shall mean all expenses, costs and disbursements of every kind and nature, computed on an accrual basis, relating to or incurred or paid in connection with the ownership, management, operation, repair and maintenance of the Project.

2.5.1           Items Included:  Operating Expenses shall include, but not be limited to, the following:

(i)
wages, salaries and other costs of all on-site and off-site employees engaged either full or part time in the operation, maintenance or access control of the Project, including taxes, insurance and benefits relating to those employees, allocated based upon the time the employees are engaged directly in providing services to the Project;

(ii)	maintenance and repairs of the Project, including but not limited to those required under Section 6.1;
(iii)	the cost of all supplies, tools, equipment and materials used in the operation, management, maintenance and access control of the Project;
(iv)	the cost of all utilities for the Project, including but not limited to the cost of electricity, gas, water, sewer services and power for heating, lighting, air conditioning and ventilating;
(v)
the cost of all maintenance and service agreements for the Project and the equipment therein, including but not limited to security service, garage operators, window cleaning, elevator maintenance, HVAC maintenance, janitorial service, landscaping maintenance, and customary landscaping replacement;

(vi)	the cost of inspections, repairs and general maintenance of the Project;
(vii)
amortization (together with reasonable financing charges, whether or not actually incurred) of the cost of acquisition and/or installation of capital investment items (including security equipment), amortized over their respective useful lives, which are installed for the purpose of reducing operating expenses, promoting safety, complying with governmental requirements, or maintaining the standards of the Project;

(viii)
the cost of casualty, rent loss, liability and other insurance applicable to the Project and Landlord's personal property used in connection therewith, including insurance to be maintained by Landlord under Article 5;

(ix)	the amount of any insurance deductibles actually paid by Landlord in connection with claims under any insurance policy, whether or not the claim amount exceeds the deductible;
(x)	the cost of trash and garbage removal, vermin extermination, and snow, ice and debris removal;
(xi)
the cost of legal and accounting services incurred by Landlord in connection with a protest or appeal of the real estate taxes or similar assessments or charges which would otherwise be includable under the Lease;

(xii)
all federal, state, county or municipal taxes, assessments and governmental charges, whether or not directly paid by Landlord, and any other taxes and assessments attributable to the Project or its operation (and the costs of monitoring and contesting any of them), including business license taxes and fees (collectively referred to as "Taxes").  “Taxes” shall not include taxes and assessments imposed on the personal property of the tenants of the Project, federal and state taxes on income, death taxes, franchise taxes, and any taxes (other than business license taxes and fees) imposed or measured on or by the income of Landlord from the operation of the Project.  However, if at any time during the Lease Term the present method of taxation or assessment is changed so that the whole or any part of the taxes, assessments, or charges now levied, assessed or imposed on real estate and the improvements thereon is revised or discontinued, and in lieu of or in addition thereto, taxes, assessments, or charges are levied, assessed and/or imposed wholly or partially on the rents received from the Project or the rents reserved herein or any part thereof, then the substitute or additional taxes, assessments, or charges shall be deemed to be included within the Operating Expenses to the extent that the substitute or additional tax would be payable if the Project were the only property of Landlord subject to the tax. Tenant will be responsible for ad valorem taxes on (i) its personal property and (ii) the value of the leasehold improvements in the Premises to the extent that the value exceeds building standard allowances (and if the taxing authorities do not separately assess Tenant's leasehold improvements in excess of building standard allowances, Landlord may make an appropriate allocation of the ad valorem taxes allocated to the Project to give effect to this sentence);

(xiii)
the cost of operating the management office for the Project, including cost of office supplies, telephone expenses and non-capital investment equipment and amortization (together with reasonable financing charges) of the cost of capital investment equipment;

(xiv)	a pro rata share of the cost of any parking areas, driveways, grounds, or other areas that are shared by the Project and other adjoining buildings or developments, if any;
(xv)
the cost of renting any off-site parking for the Project, offset by revenues, if any, generated by charging premium prices for certain spaces under the Rules and Regulations, as they may be adopted from time to time;

(xvi)	reasonable management fees comparable to those paid in the Greenville market.

2.5.2                      Items Excluded:  Notwithstanding anything in any provision of this Lease to the contrary, Operating Expenses shall not include the following:

(i)	the cost of any special work or service performed for any tenant (including Tenant) at that tenant's cost;
(ii)	any expenses incurred with respect to any residential building that may be built on property adjoining the Project;
(iii)           the cost of correcting defects in construction;
(iv)
compensation paid to officers and executives of Landlord (but it is understood that the on-site building manager and other on-site employees below the grade of building manager may carry a title such as vice president, and the salaries and related benefits of those officers/employees of Landlord would be allowable Operating Expenses under this Section);

(v)
the cost of any items for which Landlord is reimbursed, whether by insurance, condemnation or otherwise, except for costs reimbursed by other tenants pursuant to provisions similar to Sections 2.4 and 2.5, and except for insurance deductibles actually paid by Landlord;

(vi)	the cost of any additions, changes, replacements and other items which are made in order to prepare for a new tenant's occupancy;
(vii)	the cost of repairs incurred by reason of fire or other casualty;
(viii)	insurance premiums to the extent they are directly reimbursed to Landlord, except for premiums reimbursed by other tenants pursuant to provisions similar to Sections 2.4 and 2.5;
(ix)
interest on debt or amortization payments on any mortgage or deed to secure debt (except to the extent specifically permitted under the “Items Included” portion of this Section) and rent under any ground lease or other underlying lease;

(x)	any real estate brokerage commissions or other costs incurred in procuring tenants, or any fees in lieu of brokerage commissions;
(xi)	any advertising expenses incurred in connection with the marketing of any rentable space;
(xii)	any expenses for repairs or maintenance which are covered by warranties and service contracts, to the extent the maintenance and repairs are made at no cost to Landlord;
(xiii)
legal expenses arising out of the construction of the improvements on the Land or the enforcement of the provisions of any lease affecting the Land or Building, including without limitation this Lease;

(xiv)	costs of alterations or improvements of the Premises or the premises of other tenants;
(xv)	any bad debt loss, rent loss, or reserves for bad debts or rent loss;
(xvi)
costs associated with the operation of the business of the entity which constitutes Landlord, as distinguished from the costs of operation of the Building, including accounting and legal matters; costs of selling, syndicating, financing, mortgaging or hypothecating any of Landlord’s interest in the Building; costs of any disputes between Landlord and its employees who are not engaged in Building operation; or fees or costs paid in connection with disputes with other tenants;

(xvii)	fines, penalties, late fees, and interest thereon, unless resulting from the actions or inaction of Tenant;
(xviii)	charitable contributions;
(xix)	costs of signs at or near the top of the Building that include the name of a tenant of the Building;
(xx)
any costs or expenses which are more than two (2) fiscal years old, except for payments for capitalized items that extend beyond two (2) years and are otherwise permitted under this Section or expenses that have been subject to and part of an allowable protest;

(xxi)	any costs or expenses that are incurred directly or indirectly with respect to Landlord’s indemnity obligations under this Lease; and
(xxii)	except to the extent permitted by Section 2.5.1 (vii), the cost of acquisition or installation of capital investment items.

2.6           Payment of Rent:  Tenant agrees to pay all Rent due and payable under this Lease on a timely basis, without demand, set-off or counterclaim, commencing on the Rent Commencement Date and continuing throughout the Lease Term. Base Rent, together with Tenant's Forecast Additional Rent, shall be due and payable in twelve (12) equal monthly installments on the first day of each calendar month, commencing on the Rent Commencement Date and continuing throughout the Lease Term and any extensions or renewals thereof.

All payments of Rent shall be made to Landlord or as Landlord may otherwise designate.  All payments shall be mailed or delivered to Landlord's Address designated in Section 1.1.2 above or at such other place as Landlord may designate from time to time in writing.  If mailed, each payment shall be mailed in sufficient time and with adequate postage thereon to be received in Landlord's account no later than the due date for the payment.

2.7           Prorated Payments: If the Rent Commencement Date is other than the first day of a calendar month or if this Lease terminates on a day other than the last day of a calendar month, then the installments of Rent for that month or months shall be prorated on a daily basis and shall be paid in advance.

If the Rent Commencement Date occurs on a day other than the first day of a calendar year, or if this Lease expires or is terminated on a day other than the last day of a calendar year, Tenant's Additional Rent shall be prorated for the commencement or expiration/termination year by multiplying Tenant's Additional Rent by a fraction, the numerator of which shall be the number of days of the Lease Term during the commencement or expiration/termination year, and the denominator of which shall be 365. The calculation of Tenant’s Additional Rent for an expiration/termination year shall be made as soon as possible after the expiration or termination of this Lease.  Landlord and Tenant hereby agree that the provisions relating to this calculation shall survive the expiration or termination of this Lease.

2.8           Automatic Bank Draft of Rent:  Tenant hereby authorizes Landlord to draft or deduct Tenant’s Rent from Tenant’s bank account on the fourth day of each calendar month. From time to time as Landlord may request, Tenant will sign authorization forms that reflect this authorization and identify the bank account to be drafted, and Tenant will also provide to Landlord an appropriate voided item for the type of account to be drafted. Tenant will maintain the necessary funds in the account to pay the draft each month and will not take any steps to interfere with the drafting of Rent from the account by Landlord. Tenant will not close the account without providing to Landlord, at least 30 days prior to the account being closed, a new authorization form and voided instrument for a replacement account.

If the fourth day of the month is a Saturday, Sunday or full bank holiday, Tenant’s account will be drafted on the last business day immediately prior to the fourth day of the month, unless the first business day after the fourth is closer in time to the fourth, in which case the account will be drafted on the first business day after the fourth. For example: If the fourth day of the month is a Saturday, Tenant’s account will normally be drafted on the previous Friday; and if the fourth day is a Sunday, Tenant’s account will normally be drafted on the following Monday. If the fourth day of the month falls during a three day holiday weekend, the account will be drafted on the last business day before the holiday weekend unless the fourth falls on the last non-business day of the weekend. For purposes of this provision, business days will include Monday though Friday, exclusive of full bank holidays.

If (i) there are not sufficient funds in the account to pay the draft, and (ii) there has been no other occasion within the past twelve months when there were not sufficient funds in Tenant’s account to pay a draft under this Section, then Landlord will attempt to notify Tenant by telephone, e-mail, fax, or other available form of contact, and Landlord will then draft Tenant’s account again 48 hours after the attempted notification. Landlord will not be responsible for giving notice under any other notice provision of this Lease, nor for failure of the attempted notification. If the draft is not paid upon second presentation, then notwithstanding any other notice or grace period of this Lease, an event of default will have occurred, and Landlord may exercise any remedies provided in this Lease. If there are two or more occasions during any twelve month period when there are not sufficient funds in Tenant’s account to pay a draft under this Article, then an event of default will have occurred without the necessity for notifying Tenant or resubmitting the draft on the second or following occasions.

If for any reason the above procedure for drafting Tenant’s account should not be in place when payment of Rent is due, Tenant will pay the Rent to Landlord at Landlord's address as provided herein (or any other address that may be designated by Landlord from time to time) monthly in advance. In that event, if Tenant fails to pay any installment of Rent or any other charge or assessment against Tenant within five (5) days after written notice of non-payment, an event of default will have occurred, and Landlord may exercise any remedies provided in this Lease. Nothing in this paragraph shall be interpreted to conflict with or otherwise limit Tenant’s authorization to draft or deduct Rent from Tenant’s account as set forth in prior paragraphs of this Section unless Landlord has specifically waived that provision in writing.

2.9           Late Charge:   If any Rent is not paid to Landlord by the fifth day of the month for which the Rent is due, or if any other amount owed to Landlord is not paid by the due date specified on an invoice from Landlord, Tenant agrees to pay to Landlord a late charge of Fifty Dollars ($50.00) for Landlord's administrative expense in processing the delinquent payment, together with interest from and after the due date for the payment at the rate of eighteen percent (18%) per annum on the amount due.  Notwithstanding anything to the contrary, in no event shall the rate of interest payable on any amount due under this Lease exceed the legal limits for interest under applicable law.

2.10           Returned Check Charge: If any check presented to Landlord in payment of any obligation of Tenant is not paid by the bank on which it is drawn, Tenant agrees to pay to Landlord a returned check charge of Fifty Dollars ($50.00) for Landlord’s administrative expense in handling the returned check. The returned check charge payable under this Section shall be in addition to any late charge and interest payable under the preceding Section, which shall be determined from the original due date of the payment as if the returned check had never been received.

2.11           Security Deposits:  As security for Tenant's obligations to take possession of the Premises in accordance with the terms of this Lease and to comply with all of Tenant's covenants, warranties and agreements, Tenant shall deposit with Landlord the Initial Rent Deposit set forth in Section 1.1.13 above on the date Tenant executes and delivers this Lease to Landlord.  The Initial Rent Deposit will be applied by Landlord, without interest, to the first monthly installment(s) of Base Rent as they become due.  In the event Tenant fails to take possession of the Premises in accordance with the terms of the Lease, the Initial Rent Deposit will be retained by Landlord for application in reduction, but not in satisfaction, of damages suffered by Landlord as a result of Tenant’s breach.

As additional security for the faithful performance by Tenant of all the terms and conditions of the Lease throughout the Lease Term, Tenant shall deposit with Landlord the Security Deposit set forth in Section 1.13 above on the date Tenant executes and delivers this Lease to Landlord.  The Security Deposit will be returned to Tenant, without interest, within twenty (20) days after the expiration of the Lease Term, or any extension or renewal thereof, provided Tenant has fully and faithfully observed and performed all of its terms, covenants, agreements, warranties and conditions under the Lease.  Landlord shall have the right to apply all or any part of the Security Deposit toward the cure of any default of Tenant.  If all or any part of the Security Deposit is so applied by Landlord, then Tenant shall immediately pay to Landlord an amount sufficient to return the Security Deposit to the balance on deposit with Landlord prior to that application.

In the event of a sale or transfer of Landlord's interest in the Premises or the Building or a lease by Landlord of the Building, Landlord shall have the right to transfer the Initial Rent Deposit and Security Deposit (collectively, the “Deposits”) to the purchaser or lessee, as the case may be, and Landlord shall be relieved of all liability to Tenant for the return of the Deposits.  Tenant shall look solely to the new owner or lessee for the return of the Deposits.  In the event of a permitted assignment under this Lease by Tenant, the Deposits shall be held by Landlord as Deposits made by the permitted assignee, and Landlord shall have no further liability with respect to the return of the Deposits to the original Tenant.

Neither Landlord nor its agents shall be required to keep the Deposits separate from their general accounts, and the Deposits may be commingled with other funds of Landlord or of its agents.  If the Deposits are deposited in an interest-bearing account, all interest earned shall belong to Landlord.

2.12           Brokers:                      Landlord and Tenant acknowledge and agree that     N/A      ("Landlord's Agent") [if any is named] has acted as agent for Landlord in this transaction and shall be paid a commission by Landlord in connection with this transaction pursuant to the terms of a separate written commission agreement.  Landlord's Agent has not acted as agent for Tenant in this transaction.  Landlord hereby warrants and represents to Tenant that Landlord has not dealt with any broker, agent or finder other than Landlord's Agent in connection with this Lease; and Landlord agrees to indemnify and hold Tenant harmless from and against any and all loss, damage, liability, claim, judgment, cost or expense (including, but not limited to, reasonable attorneys' fees and court costs) that may be incurred or suffered by Tenant because of any claim for any fee, commission or similar compensation with respect to this Lease made by any broker, agent or finder claiming to have represented Landlord, whether or not the claim is meritorious.

Tenant hereby warrants and represents to Landlord that Tenant has not dealt with any broker, agent or finder in connection with this Lease; and Tenant agrees to indemnify and hold Landlord harmless from and against any and all loss, damage, liability, claim, judgment, cost or expense (including, but not limited to, reasonable attorneys' fees and court costs) that may be incurred or suffered by Landlord because of any claim for any fee, commission or similar compensation with respect to this Lease made by any broker, agent or finder claiming to have represented Tenant, whether or not the claim is meritorious.

2.13           Tenant Service Charges:

From time to time Landlord may make available to Tenant certain services for the exclusive benefit of Tenant (the “Tenant Services”).  In the event Tenant should subscribe to any one or more of these services, such subscription shall be by separate agreement, except that the term of such agreement shall be concurrent with Tenant’s Lease Term and except as specifically provided in such services agreement, Tenant shall not be entitled to cancel such services agreement prior to the end of the Lease Term.

Payment for services in the agreed amount shall be made monthly in the same manner as Base Rent payments, and a failure to make such payments on time or the failure to conform to the terms of any service agreement shall be events of default hereunder.

Tenant recognizes that Landlord may arrange for the provision of some or all of these Tenant Services through other vendors, including affiliates of Landlord.  Accordingly there may be procedures for notice and service for these services that differ from real estate services.  In any of these cases the notice provisions will be spelled out in a Service Agreement to be provided to Tenant from Landlord prior to the Commencement Date.

ARTICLE 3
USE OF THE PREMISES

3.1           Use Rules: The Premises shall be used for the Permitted Use as defined in Article 1 and for no other purposes.  Landlord is using New Market Tax Credit financing for the Project. As a condition of that financing, it is required that Tenant represent and agree that it is not currently engaged, and that throughout the term of the Lease it will not become engaged, in any of the trades or businesses, either as a principal or an ancillary business, that are defined as excluded businesses under Section 1.45D-1(d)(5)(iii)(B) of the Federal Income Tax Regulations promulgated under the Internal Revenue Code of 1986, as amended to date (each a “Tenant Excluded Business”). Tenant Excluded Businesses are defined as follows: the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, suntan facility, racetrack or other facility used for gambling, or any store the principal activity of which is the sale of alcoholic beverages for consumption off premises. Tenant represents, covenants and warrants that to the extent subleasing is permitted under the terms of the Lease, it will not sublease all or any portion of the Premises to any party that is, or during the term of the Lease may become engaged, either as a principal or an ancillary business, in the operation of a Tenant Excluded Business.  Tenant understands and agrees that any violation of this section shall constitute a default under the Lease and shall be grounds for immediate termination of the Lease.

Tenant covenants and agrees that it will, at its expense, comply with all laws, ordinances, orders, directions, requirements, rules and regulations of all governmental authorities (including Federal, State, county and municipal authorities) and of all insurance bodies, which are now in force or may hereafter be in force, and which impose any duty upon Landlord or Tenant with respect to the use, occupancy or alteration of the Premises.  Tenant further covenants and agrees to abide in all respects with the Rules and Regulations attached as Schedule 1 or as may be subsequently adopted by Landlord.  Landlord shall have the right at all times during the Lease Term to make and enforce additional rules and regulations or changes in the existing Rules and Regulations as it may reasonably deem necessary in its discretion to protect the tenantability, safety, operation, and welfare of the Premises and the Project.

3.2           Landlord's Right of Entry:  Landlord and its agents, employees and independent contractors shall have the right to enter the Premises at reasonable hours to inspect and examine the Premises, to make repairs, additions, alterations and improvements, to exhibit the Premises to mortgagees, prospective mortgagees, purchasers or tenants, and to inspect the Premises to ascertain that Tenant is complying with all of its covenants and obligations under the Lease, all without being liable to Tenant in any manner whatsoever for any claim for damages; provided, however, that except in case of emergency, Landlord shall give Tenant such prior notification of an entry into the Premises as shall be reasonably practicable under the circumstances.  Landlord shall have the right to retain duplicate keys to all doors of the Premises.  Landlord may take into and through the Premises any and all materials that may be required to make repairs, additions, alterations or improvements.  During the time when work is being carried on in or about the Premises, the Rent provided herein shall not abate, and Tenant waives any claim or cause of action against Landlord for damages by reason of interruption of Tenant's business or loss of profits because of the prosecution of the work or any part thereof.  Landlord shall make reasonable efforts to perform any disruptive work after Tenant’s business hours and shall cause the Premises to be reasonably cleaned up after any work before the Tenant is next expected to occupy the area.

3.3           Covenant of Quiet Enjoyment:  Provided Tenant performs the terms, conditions and covenants of this Lease, and subject to the terms and provisions hereof, Landlord covenants and agrees to take all necessary steps to secure and to maintain for the benefit of Tenant the quiet and peaceful possession of the Premises, for the Lease Term, without hindrance, claim or molestation by Landlord or any other person lawfully claiming under Landlord.  Tenant acknowledges that the Building will not be as quiet as a traditional office building because there will be a number of tenants in relatively small spaces, and the Project is intended to encourage interaction and synergy among the entrepreneur occupants of the Building.

3.4           Services by Landlord:  Landlord shall provide the Building Standard Services described on the attached Exhibit E, subject to Landlord’s right to suspend Building Standard Services under Article 7 in the event of default by Tenant.

3.5           Relocation of the Premises:  ~~Landlord reserves the right at any time or from time to time, at its option and upon giving not less than thirty (30) days prior written notice to Tenant, to transfer and remove Tenant from the Premises to any other available rooms and offices of substantially equal size and area in the Building at an equivalent Base Rent.  Landlord shall bear the expense of the removal, together with the reasonable expense of replacement business cards and stationery and the expense of any renovation or alterations to the substituted space necessary to make it substantially conform in arrangement and layout to the original space described in this Lease.  If Landlord exercises this option, then the substituted space shall for all purposes be deemed to be and to constitute the Premises under this Lease, and all terms, conditions, covenants, warranties, agreements and provisions of this Lease, including but not limited to the same Base Rent Rate per square foot of Rentable Floor Area, shall continue in full force and effect and shall apply to the substituted space.  Tenant agrees to vacate the original Premises and to relocate to the substituted space promptly after the substituted space is ready for Tenant's occupancy, and Tenant's failure to do shall constitute an event of default by Tenant under this Lease.~~

~~Landlord shall have the right to terminate this Lease effective at any time during the final twelve (12) months of the Lease Term upon giving written notice of the termination to Tenant at least ninety (90) days prior to the effective date of the termination.  In the event Landlord shall exercise its option to terminate this Lease, Landlord shall bear the cost of moving Tenant's furniture, files and other personal property from the Premises to other office space in the Metropolitan Greenville, South Carolina area selected by Tenant.~~

ARTICLE 4
ASSIGNMENT OF INTERESTS

4.1           By Landlord:  Landlord's right to transfer or assign Landlord's interest in the Building and the Premises, or any part or parts thereof, shall be unrestricted.  In the event of any transfer or assignment by Landlord which includes the Premises, (i) this Lease shall remain in full force and effect, (ii) Tenant shall attorn to the new owner of the Premises, and (iii) Landlord's obligations to Tenant under the Lease shall cease and terminate and Tenant shall look solely to Landlord's transferee or assignee for performance of those obligations.

4.2           Assignment and Subletting by Tenant:  Tenant shall not, without the prior written consent of Landlord, assign this Lease or any interest herein or in the Premises, whether directly, indirectly or by operation of law, or mortgage, pledge, encumber, hypothecate or otherwise transfer or sublet the Premises or any part thereof, or permit the use of the Premises by any party other than Tenant (collectively referred to in this Section as a “Transfer”).  If Tenant is a partnership, a withdrawal or change of any partners in the Tenant, whether voluntary, involuntary or by operation of law, shall be deemed a Transfer for purposes of this Section.  Landlord’s consent to one or more Transfers shall not terminate or waive this provision, and all subsequent Transfers shall likewise be made only upon obtaining the prior written consent of Landlord.  Without limiting the foregoing, in no event shall Tenant make a Transfer if the proposed Transfer or resulting use would contravene any restrictive covenant (including any exclusive use) granted to any other tenant of the Building or would contravene the provisions of Section 3.1 of this Lease.

Upon Landlord's receipt of a request by Tenant to make a Transfer, Landlord shall have the right, at Landlord's option, to exercise in writing any of the following options:  (a)  to terminate this Lease as to the portion of the Premises proposed to be assigned or sublet; (b) to consent to the proposed Transfer, subject to the other terms and conditions set forth in this Section; or (c) to refuse to consent to the proposed Transfer, which refusal shall be deemed to have been exercised unless Landlord gives Tenant written notice providing otherwise.  The consent of Landlord to any proposed Transfer may be withheld by Landlord in its sole and absolute discretion.

Landlord may, as a prior condition to considering any request for consent to a Transfer, require Tenant to obtain and submit current financial statements of any proposed subtenant or assignee and such other financial documentation relative to the proposed subtenant or assignee as Landlord may reasonably require.  In the event Landlord consents to a Transfer, Tenant shall pay to Landlord a fee to cover Landlord's accounting costs plus any legal fees incurred by Landlord as a result of the Transfer.  Landlord may require an additional security deposit from the assignee or subtenant as a condition of its consent.  Any consideration, in excess of the Rent and other charges and sums due and payable by Tenant to Landlord under this Lease, paid to Tenant by any assignee or subtenant under or in connection with a Transfer shall be promptly remitted by Tenant to Landlord as additional rent, and Tenant shall have no right or claim thereto as against Landlord.

Sublessees or transferees of the Premises shall become directly liable to Landlord for all obligations of Tenant under the Lease, without relieving Tenant (or any guarantor of Tenant's obligations) of any liability for such obligations, and Tenant shall remain obligated for all liability to Landlord arising under this Lease during the entire remaining Lease Term including any extensions thereof, whether or not authorized herein.

No assignment of this Lease consented to by Landlord shall be effective unless and until Landlord shall receive an original assignment and assumption agreement, in form and substance satisfactory to Landlord, signed by Tenant and Tenant's proposed assignee, whereby the assignee assumes due performance of this Lease for the balance of the remaining Lease Term of this Lease.  No subletting of the Premises, or any part thereof, consented to by Landlord shall be effective unless and until there shall have been delivered to Landlord an agreement, in form and substance satisfactory to Landlord, signed by Tenant and the proposed sublessee, whereby the sublessee acknowledges the right of Landlord to continue or terminate any sublease, in Landlord's sole discretion, upon termination of this Lease, and the sublessee agrees to recognize and attorn to Landlord in the event that Landlord elects to continue the sublease.

4.3           Subordination and Attornment:  Tenant agrees that this Lease and all rights of Tenant are and shall be subject and subordinate to any mortgage now or hereafter encumbering the Premises or the Project or any part thereof, to all advances made upon the security of the mortgage, to all amendments, modifications, renewals, consolidations, extensions and restatements of the mortgage, and to any replacements and substitutions for the mortgage (collectively referred to as a “Mortgage”), provided that this Lease shall be recognized by the mortgagee and that the rights of Tenant shall remain in full force and effect during the term of this Lease, so long as Tenant shall continue to perform all of the covenants and conditions of this Lease. The term "Mortgage" shall include any deed to secure debt, deed of trust, security deed, and any other instrument creating a lien in connection with any other method of financing or refinancing. The terms of this provision shall be self-operative and no further instrument of subordination shall be required.  Further, Landlord is hereby irrevocably vested with full power and authority as attorney-in-fact for Tenant and in Tenant's name, place and stead, to subordinate Tenant's interest under this Lease to the lien of any Mortgage, provided that the subordination shall be upon the express condition that this Lease shall be recognized by the mortgagee and that the rights of Tenant shall remain in full force and effect during the term of this Lease, so long as Tenant shall continue to perform all of the covenants and conditions of this Lease.  In addition to the foregoing, Tenant shall execute and return within ten (10) days after receipt any subordination agreement or other instrument or certificate that may be reasonably required to carry out the intent of this Section, whether the requirement is that of Landlord, a mortgagee, or any other party in interest.

Notwithstanding the foregoing, if any mortgagee elects to have this Lease superior to its Mortgage and signifies its election in the instrument creating its lien or by separate recorded instrument, then this Lease shall be superior to the Mortgage.

In the event any proceedings are brought for the foreclosure of any Mortgage covering the Premises or the Project, or in the event the interests of Landlord under this Lease are transferred by reason of deed in lieu of foreclosure or other legal proceedings, Tenant shall, at the option of the transferee or purchaser at foreclosure (referred to as the “acquiring party” in this paragraph), attorn to the acquiring party and shall recognize and be bound and obligated to the acquiring party as the Landlord under this Lease; provided, however, that the acquiring party shall not be (i) bound by any payment of Rent for more than one (1) month in advance, except prepayments in the nature of security for the performance by Tenant of its obligations under this Lease (and then only if the prepayments have been deposited with and are under the control of the acquiring party); (ii) bound by any amendment or modification of this Lease made without the express written consent of the mortgagee of the Landlord, provided however, that for this subsection to be effective Tenant must have first received notice of the existence of the mortgagee and its insistence on this requirement; (iii) liable for any act or omission of any prior landlord (including Landlord); (iv) subject to any offsets or defenses which Tenant might have against any prior landlord (including Landlord); or (v) bound by any verbal warranty or representation of any prior landlord (including Landlord) relating to work performed by any prior landlord (including Landlord) under this Lease.  Tenant agrees to execute any attornment agreement not in conflict herewith that is requested by Landlord, the mortgagee or the acquiring party.  Tenant's obligation to attorn to the acquiring party shall survive the exercise of any foreclosure or other proceeding.  Tenant agrees that the institution of any suit, action or other proceeding by any mortgagee to realize on Landlord's interest in the Premises or the Building pursuant to the powers granted to a mortgagee under its mortgage shall not, by operation of law or otherwise, result in the cancellation or termination of the obligations of Tenant under the Lease.  Landlord and Tenant agree that notwithstanding that this Lease is expressly subject and subordinate to any mortgages, any mortgagee, its successors and assigns, or other holder of a mortgage or of a note secured thereby, may sell the Premises or the Building in the manner provided in the mortgage and may, at the option of the mortgagee, its successors and assigns, or other holder of the mortgage or note secured thereby, make the sale of the Premises or Building subject to this Lease.

4.4           Estoppel Certificates:  Within ten (10) days after request by Landlord or Tenant, the other party agrees to execute and deliver to the requesting party in recordable form an estoppel certificate addressed to the requesting party, any mortgagee or assignee of the requesting party's interest in the Premises or the Building or any part thereof, or any purchaser of the Premises or the Building or any part thereof, certifying (if true) that this Lease is unmodified and is in full force and effect (and if there have been modifications, that the Lease is in full force and effect as modified and stating all modifications); that there are no defenses or offsets against the enforcement thereof or stating those claimed by the responding party; and stating the date to which Rent and other charges have been paid.  The certificate shall also include any other information reasonably required by the mortgagee, proposed mortgagee, assignee, purchaser, or requesting party.  The certificate may be relied upon by the requesting party, any mortgagee, proposed mortgagee, assignee, purchaser and any other party to whom the certificate is addressed.

ARTICLE 5
TAXES AND INSURANCE

5.1           Tenant Taxes:  Tenant shall pay promptly when due all taxes directly or indirectly imposed or assessed upon Tenant's gross sales, business operations, machinery, equipment, trade fixtures and other personal property or assets, whether those taxes are assessed against Tenant, Landlord or the Building.  In the event that the taxes are imposed or assessed against Landlord or the Building, Landlord shall furnish Tenant with all applicable tax bills, public charges and other assessments or impositions, and Tenant shall promptly pay them either directly to the taxing authority or, at Landlord's option, to Landlord.

If Tenant should fail to pay any tax or other governmentally imposed assessment or charge of any kind, and if Landlord should pay the tax, assessment or charge on behalf of Tenant as authorized by the default remedies in Article 7 below, then Landlord shall be entitled to the same rights and priorities as the governmental body or agency would have had in collecting the amounts due from Tenant, including any penalties or interest.

5.2           Insurance:  Tenant shall obtain at its expense and maintain throughout the Lease Term:

(i)
a policy or policies of commercial property insurance, issued on an "all risks" basis and insuring the full replacement cost of its furniture, fixtures, equipment, supplies and other property owned, leased, held or possessed by it and contained in the Premises, together with the excess value of any improvements to the Premises over the Tenant Improvement Allowance, with a replacement cost endorsement sufficient to prevent Tenant from becoming a co-insurer, and with Landlord and any mortgagee of the Project being insured as their respective interests may appear;

(ii)	workmen's compensation insurance as required by applicable law;

(iii)
a policy or policies of commercial general liability insurance, written on an occurrence basis and insuring Tenant, Landlord, any mortgagee of the Project, and any other person designated by Landlord (such as the manager of the Project), against any and all liability for injury to or death of a person or persons and for damage to property occasioned by or arising out of any construction work being done on the Premises, or arising out of the condition, use or occupancy of the Premises, or in any way occasioned by or arising out of the activities of Tenant, its agents, contractors, employees, guests or licensees in the Premises, or other portions of the Building or the Project, with combined single limits for both damage to property and personal injury and in amounts not less than Three Million Dollars ($3,000,000.00) for each occurrence; the insurance shall, in addition, extend to any liability of Tenant arising out of the indemnities provided for in this Lease; and

(iv)	any other types of insurance in form and amount which Landlord shall reasonably deem to be prudent for Tenant to carry.

All insurance policies procured and maintained by Tenant pursuant to this Section shall name Landlord and any additional parties designated by Landlord as additional insureds, shall be carried with companies licensed to do business in the State of South Carolina reasonably satisfactory to Landlord, and shall be non-cancelable and not subject to material change except after twenty (20) days written notice to Landlord.  The required policies or duly executed certificates of insurance with respect thereto, accompanied by proof of payment of the premium for the policies, shall be delivered to Landlord prior to the Rent Commencement Date, and renewals of the policies shall be delivered to Landlord at least thirty (30) days prior to the expiration of each respective policy term.

Landlord will insure its property interests to full replacement value and will carry liability and other insurance in amounts and against those risks normally insured against by owners of first class office buildings in Greenville, S.C.

5.3           Waiver of Subrogation:  Landlord and Tenant shall each have included in all policies of commercial property insurance, business interruption insurance, and to the extent applicable, other insurance obtained by them covering the Premises, the Building and contents therein, a waiver by the insurer of all right of subrogation against the other party in connection with any loss or damage thereby insured against.  Any additional premium for the waiver shall be paid by the primary insured.  To the full extent permitted by law, Landlord and Tenant each waives all right of recovery against the other for, and agrees to release the other from liability for, loss or damage to the extent the loss or damage is covered by valid and collectible insurance in effect at the time of the loss or damage or would be covered by the insurance required to be maintained under this Lease by the party seeking recovery.

ARTICLE 6
MAINTENANCE AND ALTERATIONS

6.1           Repairs:  Landlord shall maintain the Building (excluding the Premises and other portions of the Building leased to other tenants) and any public areas in good order and repair, subject to normal wear and tear and to casualty and condemnation.  Notwithstanding the foregoing, the cost of any repairs or maintenance to the Building and any public areas necessitated by the intentional acts or negligence of Tenant or its agents, contractors, employees, invitees, licensees, tenants or assigns shall be borne solely by Tenant, shall be deemed Rent, and shall be reimbursed by Tenant to Landlord upon demand.  Landlord shall not be required to make any repairs or improvements to the Premises except structural repairs necessary for safety and tenantability.

Tenant covenants and agrees that it will take good care of the Premises and all alterations, additions and improvements thereto and will keep and maintain the Premises in good condition and repair, except for normal wear and tear.  Tenant shall at once report to Landlord, in writing, any defective or dangerous condition known to Tenant.  To the fullest extent permitted by law, Tenant hereby waives all rights to make repairs at the expense of Landlord or in lieu thereof to vacate the Premises as may be provided by any law, statute or ordinance now or hereafter in effect.  Landlord has no obligation and has made no promise to alter, remodel, improve, repair, decorate or paint the Premises or any part thereof, except as specifically and expressly set forth in this Lease.

6.2           Alterations:  Except for any initial improvement of the Premises pursuant to Exhibit D, which shall be governed by the provisions of Exhibit D, Tenant shall not make or permit to be made any alterations, additions or improvements to the Premises or any part thereof, or attach any fixtures or equipment thereto, without first obtaining Landlord’s written consent.  With respect to any alteration, addition or improvement which does not affect the structure of the Building, does not affect any of the Building’s systems (e.g., mechanical, electrical or plumbing), does not diminish the capacity of the Building systems available to other portions of the Building, is not visible from the common areas or exterior of the Building, and is in full compliance with all laws, orders, ordinances, directions, requirements, rules and regulations of all governmental authorities, Landlord’s consent shall not be unreasonably withheld.  Any alterations, additions or improvements to the Premises consented to by Landlord shall be made by Landlord or a contractor approved by Landlord. At the option of Landlord, any work performed by a contractor shall be performed under Landlord’s supervision, and Tenant shall reimburse Landlord for all costs thereof (including a reasonable charge for Landlord’s overhead), as Rent, within ten (10) days after receipt of a statement.  All alterations, additions and improvements shall become Landlord’s property at the expiration or earlier termination of the Lease Term and shall remain on the Premises without compensation to Tenant unless Landlord elects by notice to Tenant to have Tenant remove the alterations, additions and improvements, in which event, notwithstanding any contrary provisions contained in Article 9, Tenant at its sole cost and expense shall promptly restore the Premises to its condition prior to the installation of the alterations, additions and improvements, normal wear and tear excepted.

6.3           No Mechanic’s Lien Consent:  Landlord is not responsible to third parties for repairs or improvements made by or for Tenant, regardless of any approval given to Tenant to have the repairs or improvements made. In no event shall the terms of the Lease, or any consent given hereunder by Landlord, be construed as consent of Landlord that would entitle a person furnishing labor or materials to be paid by Landlord or to place a lien against the premises or the property of Landlord under the South Carolina Mechanic's Lien Statute, S.C. Code Ann. Section 29-5-10, et seq., or any similar or related provisions.

ARTICLE 7
BREACH, DEFAULT AND REMEDIES

7.1           Tenant’s Default:  The following events shall be deemed to be events of default by Tenant under this Lease:
(i) Tenant fails in any respect to comply with the requirements of Article 2 for the payment of Rent or any other charge or assessment;
(ii) Tenant fails to comply with any term, provision, covenant or warranty made under this Lease by Tenant, other than the payment of the Rent or any other charge or assessment, and does not cure the failure within fifteen (15) days after notice thereof to Tenant (or as to cures which reasonably take longer, does not begin within that period and thereafter diligently prosecute the cure);

(iii) Tenant or any guarantor of this Lease makes a general assignment for the benefit of creditors, or admits in writing its inability to pay its debts as they become due, or files a petition in bankruptcy, or is adjudicated as bankrupt or insolvent, or files a petition in any proceeding seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, or files an answer admitting or fails timely to contest the material allegations of a petition filed against it in any such proceeding;
(iv) a proceeding is commenced against Tenant or any guarantor of this Lease seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, and the proceeding is not dismissed within forty-five (45) days after the commencement thereof;
(v) a receiver or trustee is appointed for the Premises or for all or substantially all of the assets of Tenant or of any guarantor of this Lease;
(vi) Tenant abandons or vacates all or any portion of the Premises or fails to take possession thereof as provided in this Lease;
(vii) Tenant does or permits to be done anything which creates a lien upon the Premises or the Project and the lien is not removed or discharged within fifteen (15) days after the filing thereof;
(viii) Tenant fails to return a properly executed instrument to Landlord in accordance with the provisions of Section 4.3 within the time period provided in Section 4.3; or
(ix) Tenant fails to return a properly executed estoppel certificate to Landlord in accordance with the provisions of Section 4.4 within the time period provided in Section 4.4.

7.2           Landlord’s Remedies:  Upon the occurrence of any event of default by Tenant, Landlord shall have the option to pursue any one or more of the following remedies without any notice or demand whatsoever:
(i) Landlord may terminate this Lease. In that event, Tenant shall immediately surrender the Premises to Landlord; and if Tenant fails to do so, Landlord may, without prejudice to any other remedy which it may have for possession or arrearages in Rent, enter upon and take possession of the Premises and expel or remove Tenant and any other person who may be occupying the Premises or any part thereof, by force if necessary, without being liable for prosecution or any claim of resulting damages. Tenant agrees to pay to Landlord on demand the amount of all loss and damage which Landlord may suffer by reason of the termination of the Lease, whether through inability to relet the Premises on satisfactory terms or otherwise.
(ii) Landlord may terminate Tenant's right of possession (but not this Lease). In that event, Landlord may enter upon and take possession of the Premises and expel or remove Tenant and any other person who may be occupying the Premises or any part thereof, by force if necessary, or by dispossessory suit or otherwise, without releasing Tenant from any liability under the Lease, without terminating this Lease, and without being liable for prosecution or any claim of resulting damages. Landlord may make any alterations, redecoration and repairs as in Landlord's judgment may be necessary to relet the Premises; and Landlord may, but shall be under no obligation to, relet the Premises or any portion thereof in Landlord's or Tenant's name, but for the account of Tenant, for any term or terms (which may be for a term extending beyond the Lease Term) and at the rents and upon any other terms as Landlord may deem advisable, with or without advertisement and by private negotiations, and receive the rent for the re-letting. Tenant agrees to pay to Landlord (a) the deficiency, if any, between all Rent owed by Tenant under the Lease and the total rent obtained by Landlord’s re-letting that is applicable to the Lease Term, and (b) Landlord's expenses in redecorating and restoring the Premises and all costs incident to re-letting, including broker's commissions and lease assumptions. In no event shall Tenant be entitled to any rents received by Landlord for the re-letting that are in excess of the amounts owed by Tenant under the Lease.

(iii) Landlord may enter upon the Premises, by force if necessary, without being liable for prosecution or any claim of damages, and do whatever Tenant is obligated to do under the terms of this Lease. In that event, Tenant agrees to reimburse Landlord on demand for any expenses, including reasonable attorneys' fees, which Landlord may incur in effecting compliance with Tenant's obligations under this Lease, and Tenant further agrees that Landlord shall not be liable for any damages resulting to Tenant from Landlord’s action, whether caused by negligence of Landlord or otherwise.
(iv) Landlord or the vendor providing the service may suspend provision of any or all Building Standard Services and Tenant Services without notice or liability to Tenant.

If this Lease is terminated by Landlord as a result of the occurrence of an event of default, Landlord may declare the entire amount of Rent and other charges and assessments which in Landlord's reasonable determination would become due and payable during the remainder of the Lease Term (including, but not limited to, increases in Rent that would occur under Article 2), discounted to present value by using a discount factor of five percent (5%) per annum, to be due and payable immediately.  Upon the acceleration of these amounts, Tenant agrees to pay the amounts at once, together with all Rent and other charges and assessments then due, at Landlord's address as provided herein. Landlord and Tenant agree that Landlord's actual damages would be impossible to ascertain, that the amounts set forth above are a reasonable estimate thereof, and that the payment of those amounts shall not constitute a penalty or forfeiture but shall constitute liquidated damages for Tenant's failure to comply with the terms and provisions of this Lease.  Upon making the entire payment required by this paragraph, Tenant shall receive from Landlord all rents received by Landlord from other tenants renting the Premises or any portion thereof during the Lease Term (with appropriate allocations of the rents in the event the other tenants lease space in addition to the Premises), provided that the monies to which Tenant shall so become entitled shall in no event exceed the entire amount actually paid by Tenant to Landlord pursuant to this paragraph, less all of Landlord's costs and expenses (including, without limitation, Landlord's expenses in redecorating and restoring the Premises and all costs incident to the re-letting, including broker's commissions and lease assumptions) incurred in connection with or in any way related to the re-letting of the Premises.

Pursuit of any of the foregoing remedies shall not preclude pursuit of any other remedy provided in this Lease or any other remedy provided by law or at equity. Nor shall pursuit of any remedy provided in this Lease constitute an election of remedies that would preclude the later election of an alternate remedy, or a forfeiture or waiver of any Rent or other charges and assessments payable by Tenant and due to Landlord or of any damages accruing to Landlord by reason of violation of any of the terms, covenants, warranties and provisions of the Lease.  No reentry or taking possession of the Premises by Landlord or any other action taken by or on behalf of Landlord shall be construed to be an acceptance of a surrender of this Lease or an election by Landlord to terminate this Lease unless written notice of that intention is given to Tenant.  Forbearance by Landlord to enforce one or more of the remedies provided in the Lease upon an event of default shall not be deemed or construed to constitute a waiver of the default.  In determining the amount of loss or damage which Landlord may suffer by reason of termination of this Lease or the deficiency arising by reason of any re-letting of the Premises by Landlord as above provided, allowance shall be made for the expense of repossession.  Tenant agrees to pay to Landlord all costs and expenses incurred by Landlord in the enforcement of this Lease or any associated Guaranty, including without limitation the fees of Landlord's attorneys as provided in Article 11.

7.3           Waiver of Breach:  No waiver of any breach of any covenant, warranty, agreement, provision, or condition contained in this Lease shall be construed as a waiver of the covenant, warranty, provision, agreement or condition or of any subsequent breach thereof. If any breach shall occur and afterwards be compromised, settled or adjusted, this Lease shall continue in full force and effect as if no breach had occurred.

7.4           Force Majeure:  If, as a result of strike, lockout, labor trouble, civil commotion, Act of God, or any other cause beyond a party's control (collectively "force majeure"), Tenant is delayed in performing any of its obligations under this Lease, other than Tenant's obligation to take possession of the Premises on or before the Rent Commencement Date and to pay Rent and all other charges and sums payable by Tenant under the Lease, Tenant's performance shall be excused for a period equal to the delay, and Tenant shall not be considered to be in default under this Lease during that period with respect to the obligation whose performance has been delayed.

In the event of force majeure resulting in Landlord's inability to supply the services or perform the other obligations required of Landlord under the Lease, this Lease shall not terminate, Tenant's obligation to pay Rent and all other charges and sums due and payable by Tenant shall not be affected or excused, and Landlord shall not be considered to be in default under this Lease.

7.5           Landlord's Equity in Project:  If Landlord is in default with respect to its obligations under this Lease, Tenant shall look solely to the equity of Landlord in and to the Building and the Land for satisfaction of Tenant's remedies, if any.  It is expressly understood and agreed that Landlord's liability under the terms of this Lease shall in no event exceed the amount of its interest in and to the Land and Building.  In no event shall any partner of Landlord or joint venturer in Landlord, nor any officer, director or shareholder of Landlord or of any partner or joint venturer of Landlord, be personally liable with respect to any of the provisions of this Lease.

7.6           Damage or Theft of Personal Property:  All personal property brought into the Premises by Tenant or by Tenant's employees, agents, or business visitors shall be at the risk of Tenant, and Landlord shall not be liable for theft of or damage to that property occasioned by any act of co-tenants, occupants, invitees or other users of the Building or of any other person.  Tenant shall carry insurance under Article 5 providing coverage for damage to any property in or upon the Premises that results from gas, smoke, water, rain, ice or snow that issues or leaks from or forms upon any part of the Building or from the pipes or plumbing work of the Building, or from any other source whatsoever.

7.7           Landlord's Lien:  Landlord shall at all times have a valid first lien upon all of the personal property of Tenant situated in the Premises to secure payment of Rent and other sums and charges due from Tenant to Landlord and to secure the performance by Tenant of each and all of the covenants, warranties, agreements and conditions of the Lease.  No personal property shall be removed from the Premises without the consent of Landlord until all arrearage in Rent and other charges and any and all other sums of money due under the Lease have been paid and discharged and until this Lease and all of its covenants, conditions, agreements and provisions have been fully performed by Tenant.  Tenant shall from time to time execute any financing statements and other instruments necessary to perfect the security interest granted herein.  The lien herein granted may be foreclosed in the manner and form provided by law for the foreclosure of security instruments or chattel mortgages, or in any other manner provided by law.  This Lease is intended as and constitutes a security agreement within the meaning of the Uniform Commercial Code of the State of South Carolina.

7.8           Indemnification by Tenant:  Tenant hereby indemnifies Landlord from and agrees to hold Landlord harmless against any and all liability, loss, cost, damage or expense, including, without limitation, court costs and reasonable attorneys' fees, imposed on Landlord by any person whomsoever and caused in whole or in part by any act or omission of Tenant or any of its employees, contractors, servants, agents, subtenants, assignees, representatives or invitees, or otherwise occurring in connection with this Lease.  The provisions of this Section shall survive any termination of this Lease.

Landlord shall protect, defend, indemnify and hold Tenant and its partners and employees harmless from and against any and all claims, damages, losses, liens, judgments, penalties and expenses, including reasonable attorney’s fees and consultants’ fees, except for those caused by the intentional misconduct of Tenant or any of its employees, contractors, servants, agents, tenants, assignees, representatives or invitees, to the extent arising out of or relating to injury to any person or loss of or damage to property of any third party which occurs on the Project, excluding the Demised Premises, and arises from the act of omission of one for whom in the circumstances Landlord is responsible in law.

ARTICLE 8
CASUALTY AND CONDEMNATION

8.1           Destruction:  If the Premises are damaged by fire or other casualty, they shall be repaired or rebuilt as speedily as practical under the circumstances at the expense of Landlord, unless the Lease is terminated as provided in this Section; and during the period required for restoration, a just and proportionate part of Rent shall be abated until the Premises are repaired or rebuilt.

If (i) the Premises are damaged to such an extent that repairs cannot, in Landlord's judgment, be completed within one hundred eighty (180) days after the date of the commencement of repair of the casualty, or (ii) the Premises are damaged or destroyed as a result of a risk which is not insured under the insurance policies required under the Lease, or (iii) the Premises are damaged or destroyed during the last eighteen (18) months of the Lease Term, or (iv) the Building is damaged in whole or in part (whether or not the Premises are damaged) to such an extent that the Building cannot, in Landlord's judgment, be operated economically as an integral unit, then Landlord at its option may terminate this Lease by notice in writing to Tenant within sixty (60) days after the occurrence of the event triggering the right of termination.

If the Premises are (i) damaged to such an extent that repairs cannot, in Landlord's judgment, be completed within one hundred eighty (180) days after the date of the commencement of repair of the casualty, or (ii) substantially damaged during the last eighteen (18) months of the Lease Term, then Tenant may elect to terminate this Lease by notice in writing to Landlord within the later of (x) thirty (30) days after the occurrence of the event triggering the right of termination or (y) in the case of (i) above, fifteen (15) days after Landlord’s notice to Tenant that repairs cannot be completed within one hundred eighty (180) days.  Unless Landlord or Tenant elects to terminate this Lease as provided above, the Lease will remain in full force and effect, and Landlord shall repair the damage at its expense to the extent required under the following paragraph and as expeditiously as possible under the circumstances.

If Landlord should elect or be obligated pursuant to the preceding provisions of this Section to repair or rebuild because of any damage or destruction, Landlord's obligation shall be limited to the original Building and any other work or improvements which were originally performed or installed at Landlord's expense as described in Exhibit D or with the proceeds of any Tenant Improvement Allowance.  The cost of performing the repairs in excess of the Tenant Improvement Allowance shall be Tenant’s responsibility. If the cost of performing the repairs exceeds the actual proceeds of insurance paid or payable to Landlord on account of the casualty, or if Landlord's mortgagee or the lessor under a ground or underlying lease shall require that any insurance proceeds from a casualty loss be paid to it, Landlord may terminate this Lease.

In no event shall Landlord be liable for any loss or damage sustained by Tenant by reason of casualties mentioned above or any other accidental casualty.

8.2           Eminent Domain:  If all or part of the Premises are taken for any public or quasi-public use by virtue of the exercise of the power of eminent domain or by private purchase in lieu thereof, this Lease shall terminate as to the part so taken as of the date of taking, and in the case of a partial taking, either Landlord or Tenant shall have the right to terminate this Lease as to the balance of the Premises by written notice to the other within thirty (30) days after the date of taking; provided, however, that a condition to the exercise by Tenant of this right to terminate shall be that the portion of the Premises taken shall be of an extent and nature that substantially handicaps, impedes or impairs Tenant's use of the balance of the Premises.  If title to so much of the Project is taken that a reasonable amount of reconstruction thereof will not in Landlord's sole discretion result in the Building being a practical improvement and reasonably suitable for use for the purpose for which it is designed, then this Lease shall terminate on the date that the condemning authority actually takes possession of the part so condemned or purchased.

If this Lease is terminated under the provisions of this Section, Rent shall be apportioned and adjusted as of the date of termination.  Except as specifically provided in this Section, Tenant shall have no claim against Landlord or against the condemning authority for the value of any leasehold estate or for the value of the unexpired Lease Term.

If there is a partial taking of the Project and this Lease is not terminated under the provisions of this Section, then this Lease shall remain in full force and effect, and Landlord shall, within a reasonable time thereafter, repair or reconstruct the remaining portion of the Building to the extent necessary to make it a complete architectural unit; provided, that in complying with this obligation, Landlord shall not be required to expend more than the net proceeds of the condemnation award which are paid to Landlord.  Upon any such partial taking, Landlord shall have the right to reduce the Base Operating Expenses used to calculate Tenant’s Additional Rent under Article 2 to reflect the amount of operational savings arising from the partial taking, as determined by Landlord in its sole but reasonable discretion.

Nothing herein shall be construed to preclude Tenant from prosecuting any claim directly against the condemning authority for loss of business; for damage to, and cost of removal of, trade fixtures, furniture and other personal property belonging to Tenant; and for the unamortized cost of leasehold improvements to the extent they were installed at Tenant's expense (and not with the proceeds of the Tenant Improvement Allowance); provided, however, that no claim by Tenant shall diminish or adversely affect Landlord's award. However, all compensation awarded or paid to Landlord upon a total or partial taking of the Premises or the Project shall belong to and be the property of Landlord without any participation by Tenant.

Notwithstanding anything to the contrary in this Section, if during the Lease Term the use or occupancy of any part of the Project or the Premises shall be taken or appropriated temporarily for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain, this Lease shall be and remain unaffected by the taking or appropriation, and Tenant shall continue to pay in full all Rent payable under the Lease during the Lease Term.  In the event of any such temporary appropriation or taking, Tenant shall be entitled to receive that portion of any award which represents compensation for the loss of use or occupancy of the Premises during the Lease Term, and Landlord shall be entitled to receive that portion of any award which represents the cost of restoration and compensation for the loss of use or occupancy of the Premises after the end of the Lease Term.

ARTICLE 9
LEASE EXPIRATION

9.1           Surrender of Premises:  Upon the expiration or other termination of this Lease, Tenant shall surrender to Landlord the Premises and every part thereof and all alterations, additions and improvements thereto, broom clean and in good condition and state of repair, excepting only reasonable wear and tear and damage by fire or other casualty.  If Tenant is not then in default, Tenant shall remove all personalty and equipment not attached to the Premises that it has placed upon the Premises, and Tenant shall restore the Premises to the condition immediately preceding the time of placement thereof.  If Tenant fails or refuses to remove all of Tenant's effects, personalty and equipment from the Premises upon the expiration or termination of this Lease for any cause whatsoever or upon Tenant being dispossessed by process of law or otherwise, the effects, personalty and equipment shall be deemed conclusively to be abandoned and may be appropriated, sold, stored, destroyed or otherwise disposed of by Landlord without written notice to Tenant or any other party and without obligation to account for them.  Tenant shall pay Landlord on demand any and all expenses incurred by Landlord in the removal of this property, including, without limitation, the cost of removal and disposal if elected, the cost of repairing any damage to the Building or Project caused by the removal of the property, and storage charges (if Landlord elects to store the property).  The covenants and conditions of this Section shall survive any expiration or termination of this Lease.

9.2           Holding Over:  If Tenant remains in possession after expiration or termination of the Lease Term with or without Landlord's written consent, Tenant shall become a tenant-at-sufferance, and there shall be no renewal of this Lease by operation of law.  During the period of any holding over, all provisions of this Lease shall be and remain in effect except that the monthly rent shall be double the amount of Rent (including any adjustments as provided herein) payable for the last full calendar month of the Lease Term, including renewals or extensions.  The inclusion of this Section in the Lease shall not be construed as any consent by Landlord for Tenant to hold over.

ARTICLE 10
ENVIRONMENTAL MATTERS

10.1 Hazardous Substances Prohibited:  Tenant hereby covenants and agrees that Tenant shall not cause or permit any Hazardous Substances (as defined below) to be generated, placed, held, stored, used, located or disposed of at the Project or any part thereof.  The use or storage of Hazardous Substances commonly and legally used for the purposes permitted by this Lease is permitted for those purposes, but only so long as (i) the quantities do not pose a threat to public health or to the environment, (ii) the use and quantities would not necessitate a "response action", as that term is defined in CERCLA (as defined below), and (iii) Tenant strictly complies or causes compliance with all applicable Environmental Laws (as defined below).

10.2 Definitions:  The term “Environmental Laws” shall mean and include any present and future federal, state, or local law, statute, ordinance, code, rule, regulation, ruling, order, decree, decision, or other governmental directive or requirement, as well as any common law, that pertains or relates to health, safety, or the environment (including but not limited to ground, air, water, groundwater or noise pollution or contamination), and shall include without limitation the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Resource Conservation and Recovery Act of 1976 (“RCRA”), any so-called federal, state or local "superfund" or "superlien" or environmental clean-up statutes, and all regulations, rules, guidelines, or standards promulgated pursuant thereto, all as amended from time to time.

The term "Hazardous Substances" shall mean and include any substance (i) that is listed, defined or regulated as a hazardous substance or hazardous waste or otherwise classified as hazardous, toxic, or otherwise of environmental concern by or pursuant to any Environmental Law, or (ii) that causes or poses a threat to cause any contamination or nuisance in or around the Building or the Project or any hazard to the environment or to the health or safety or persons in or about the Building or the Project.

10.3           Indemnification:  Tenant hereby agrees to indemnify Landlord and hold Landlord harmless from and against any and all losses, liabilities (including strict liability), damages, injuries, expenses (including reasonable attorneys' fees), costs of settlement or judgment, and claims of any and every kind whatsoever paid, incurred or suffered by, or asserted against, Landlord by any person, entity or governmental agency and arising in whole or in part from Tenant’s violation of the covenants contained in this Article.  The obligations of Tenant under this Article shall survive any expiration or termination of this Lease.

ARTICLE 11
GENERAL PROVISIONS

11.1           Submission of Lease:  The submission of this Lease for examination does not constitute an offer to lease.  The Lease shall be effective only upon execution by Landlord and Tenant and upon execution of any required Guaranty Agreement in the form attached as Exhibit F.

11.2           Tenant’s Authority:  If Tenant executes this Lease as a corporation, each of the persons executing this Lease on behalf of Tenant personally represents and warrants that Tenant is a duly incorporated or (if a foreign corporation) a duly qualified corporation and is fully authorized and qualified to do business in the State of South Carolina, that the corporation has full right and authority to enter into this Lease, and that each person signing on behalf of the corporation is an officer of the corporation and is authorized to sign on behalf of the corporation.  If Tenant executes this Lease as a partnership, joint venture, sole proprietorship or other business entity, each of the persons executing on behalf of Tenant personally represents and warrants that Tenant is a duly authorized and existing entity, that Tenant has full right and authority to enter into this Lease, that all persons executing this Lease on behalf of the entity are authorized to do so on behalf of the entity, and that the execution is fully binding upon the entity and its partners, joint venturers or principal, as the case may be.  Upon the request of Landlord, Tenant shall deliver to Landlord documentation satisfactory to Landlord evidencing Tenant's compliance with this Section; and Tenant agrees to promptly execute all necessary and reasonable applications or documents as reasonably requested by Landlord or required by the jurisdiction in which the Premises is located to permit the issuance of necessary permits and certificates for Tenant's use and occupancy of the Premises.

11.3           Joint and Several Liability:  If Tenant is comprised of more than one person, corporation, partnership or other entity, the liability under the Lease of all those persons, corporations, partnerships or other entities shall be joint and several.

11.4           Severability:  If any clause or provision of the Lease is illegal, invalid or unenforceable under present or future laws, the remainder of this Lease shall not be affected; and in place of each clause or provision of this Lease which is illegal, invalid or unenforceable, there shall be added as a part of this Lease a clause or provision as nearly identical to the illegal, invalid or unenforceable clause or provision as may be legal, valid and enforceable.

11.5           Entire Agreement:  This Lease contains the entire agreement of the parties regarding the terms of the Lease and the Premises, and no representations, inducements, promises or agreements, oral or otherwise, between the parties that are not incorporated in this Lease shall be of any force or effect.

11.6           Amendment:  This Lease may not be altered, waived, amended or extended except by an instrument in writing signed by Landlord and Tenant.

11.7           Recording:  This Lease is not in recordable form, and Tenant agrees not to record this Lease or any short form or memorandum thereof without the written consent of Landlord.

11.8           No Waiver:  No failure of Landlord to exercise any right of Landlord under the Lease or to insist upon strict compliance by Tenant with any obligation of Tenant under the Lease, and no custom or practice of the parties at variance with the terms of the Lease, shall constitute a waiver of Landlord's right to demand exact compliance with the terms of the Lease.

11.9           Headings:  The use of headings in this Lease is solely for the convenience of indexing its various paragraphs and shall not be considered in construing or interpreting any provision of this Lease.

11.10                      Governing Law:  The laws of the State of South Carolina shall govern the validity, performance and enforcement of this Lease.

11.11                      Attorneys' Fees:  If any Rent or other debt owing by Tenant to Landlord under this Lease is collected by or through an attorney, whether from Tenant or any Guarantor, Tenant agrees to pay as attorneys’ fees an additional amount equal to fifteen percent (15%) of the sum owed.  If Landlord uses the services of an attorney in order to secure compliance with any other provisions of this Lease, to recover damages from Tenant or any Guarantor for any breach or default of any other provisions of this Lease, or to terminate this Lease or evict Tenant, Tenant shall reimburse Landlord upon demand for any and all attorneys' fees and expenses so incurred by Landlord. It is further agreed that in the event any of the above mentioned grievances are brought to a judgment, the non-prevailing party shall pay all attorneys’ fees incurred by both parties during the dispute.

11.12                      Time of Essence:  Time is of the essence of this Lease.  Whenever a certain day is stated for payment or performance of any obligation of Tenant or Landlord, the date shall be considered a part of the consideration for this Lease. However, if the day stated for payment or performance of any obligation of Landlord or Tenant is a Saturday or Sunday or a State of South Carolina or federal holiday, the time for payment or performance shall be extended until the end of the next day that is not a Saturday, Sunday, or state or federal holiday.

11.13                      Cumulative Rights:  All rights, powers and privileges conferred under the Lease upon Landlord and Tenant shall be cumulative to, but not restrictive of or in lieu of, those otherwise conferred by law.

11.14                      Notices:  All notices required or permitted to be given under this Lease shall be in writing and shall be deemed to have been fully given, whether actually received or not, (i) three days after the date when deposited, postage prepaid, in the United States Mail, certified, return receipt requested, or (ii) upon delivery by a courier service such as Federal Express, addressed in either case to Landlord or Tenant at their respective address set forth in Article 1 or at such other address as either party shall have given to the other by notice as herein provided.  Tenant hereby designates and appoints as its agent to receive notice of all distraint proceedings, and all other notices required under this Lease, the person in charge of the Premises at the time the notice is given or occupying the Premises at that time; and, if no person is in charge of or occupying the Premises, then service or notice may be made by attaching the notice on the main entrance to the Premises, in lieu of mailing.

11.15                      Binding Effect:  This Lease shall be binding upon and shall inure to the benefit of Landlord and Tenant and their respective successors and assigns.  Nothing in this Section shall be construed to create a right of assignment in conflict with any other provision of this Lease.

ARTICLE 12
SPECIAL STIPULATIONS

12.1           Attached as Exhibit:  The special stipulations attached as Exhibit G are incorporated by this reference as though fully set forth.  To the extent the special stipulations conflict with or are inconsistent with the foregoing provisions of this Lease, the Rules and Regulations, or any other exhibit to this Lease, the special stipulations shall control.

[Signatures Follow on Next Page.]

IN WITNESS WHEREOF, the parties have hereunto set their hands and seals as of the day, month and year first above written.

Landlord:
INNOVATION CENTER, LLC

By:   /s/ Robert E. Hughes, President

Title:   President

[Seal]

Tenant:

By:  /s/ Joseph D. Lancia

Title: President & CEO

[Seal]

Schedule 1

Rules and Regulations

1. No sign, picture, advertisement or notice visible from the exterior of the Premises shall be installed, affixed, inscribed, painted or otherwise displayed by Tenant on any part of the Premises or the Building unless it is first approved by Landlord.  Any sign, picture, advertisement or notice approved by Landlord shall be painted or installed for Tenant at Tenant's cost by Landlord or by a party approved by Landlord.  No awnings, curtains, blinds, shades or screens shall be attached to, hung in, or used in connection with any window or door of the Premises without the prior consent of Landlord, including approval by Landlord of the quality, type, design, color and manner of attachment.

~~2. Tenant’s use of electrical current shall never exceed the capacity of existing feeders, risers or wiring installation.~~

3. Tenant shall not do or permit to be done in or about the Premises or Building anything which shall increase the rate of insurance on the Building or obstruct or interfere with the rights of other lessees of Landlord or annoy them in any way, including, but not limited to, using any musical instrument, making loud or unseemly noises, or singing.  The Premises shall not be used for sleeping or lodging.  No cooking or related activities shall be done or permitted by Tenant in the Premises except with permission of Landlord.  No vending machines of any kind will be installed, permitted or used on any part of the Premises without the prior consent of Landlord.  No part of the Building or Premises shall be used for gambling, immoral or other unlawful purposes.  No intoxicating beverage shall be sold in the Building or Premises without the prior written consent of Landlord.  No area outside of the Premises shall be used for storage purposes at any time.

4. No birds or animals of any kind shall be brought into the Building (other than trained seeing-eye dogs used by the visually impaired).  No motorcycles or other motorized vehicles shall be brought into the Building.

5. The entrance lobbies into tenant spaces shall belong exclusively to the tenant leasing such space, but each tenant agrees to make these lobby areas available to the public as common areas. In turn, each tenant agrees on behalf of its employees that it will not monopolize or damage the lobby area of any tenant other than itself.  Furthermore each tenant recognizes that these lobby areas may become the subject of special rules that are unequal. (For example, a lobby near the entrance may be used too often and thus disrupt those customers. In this case there may be a rule that other tenant’s employees not gather there.)  The entrance lobbies into tenant spaces will be maintained as common areas, with the cost included in Operating Expenses for the Project.

6. The sidewalks, entrances, passages, corridors, halls, elevators and stairways in the Building shall not be obstructed by Tenant or used for any purposes other than those for which they were intended as ingress and egress.  No windows, floors or skylights that reflect or admit light into the Building shall be covered or obstructed by Tenant.  Toilets, wash basins and sinks shall not be used for any purpose other than those for which they were constructed, and no sweeping, rubbish or other obstructing or improper substances shall be thrown therein.  Any damage resulting to toilets, wash basins and sinks, or to heating or cooling apparatus, from misuse by Tenant or its employees, shall be borne by Tenant.

7. Landlord will furnish keys or access cards for the Premises and the Building to Tenant at no charge, as provided in Exhibit G.  Landlord may make a reasonable charge for any additional keys or access cards furnished.  No additional lock, latch or bolt of any kind shall be placed upon any door, nor shall any changes be made in existing locks, without written consent of Landlord, and Tenant shall furnish Landlord with a key for any such lock.  At the termination of the Lease, Tenant shall return to Landlord all keys and access cards furnished to Tenant by Landlord, or otherwise obtained by Tenant, and in the event of loss of any keys or access cards so furnished, Tenant shall pay Landlord for the cost of the missing items.

8. Landlord shall have the right to prescribe the weight, position and manner of installation of heavy items such as safes, machines and other equipment brought into the Building.  No safes, furniture, boxes, large parcels or other kind of freight shall be taken to or from the Premises or allowed in any elevator, hall or corridor except at times allowed by Landlord.   Tenant shall make prior arrangements with Landlord for use of freight elevator, if any, for the purpose of transporting these items, and the items may be taken in or out of the Building only during hours designated by Landlord. The persons employed to move the items must be approved by Landlord.  No hand trucks, except those equipped with rubber tires and side guards, shall be permitted in the Building.  In no event shall any weight be placed upon any floor by Tenant that would exceed the design conditions of the floor at that location.

9. Tenant shall not cause or permit any gases, liquids or odors to be produced upon or escape from the Premises, and no flammable, combustible or explosive fluid, chemical, substance or item (including, without limitation, natural Christmas trees) shall be brought into the Building.

10. Every person, including Tenant, its employees and visitors, entering and leaving the Building may be questioned by a watchman as to that person's business therein and may be required to sign his or her name on a form provided for that purpose.  Landlord may also implement a card access security system to control access.  Landlord shall not be liable for excluding any person from the Building or for admission of any person to the Building at any time, or for damages or loss for theft resulting therefrom to any person, including Tenant.

11. Cleaning service will not be furnished on nights when rooms are occupied after 6:30 p.m., unless, by agreement in writing, service is extended to a later hour for specifically designated rooms.  Landlord shall not be responsible for any loss, theft, mysterious disappearance, or damage to any property, however occurring.  Only persons authorized by Landlord may furnish ice, drinking water, towels, and other similar services within the Building and only at hours and under regulations fixed by Landlord.

12. No connection shall be made to the electric wires or gas or electric fixtures without the written consent of Landlord on each occasion.  All glass, locks and trimmings in or upon the doors and windows of the Premises shall be kept whole and in good repair.  Tenant shall not permit any noisome, noxious, noisy or offensive business in the Premises.

\13. If Tenant requires new or additional wiring, such as electrical wiring or wiring for a bell or buzzer system, wireless network access points, computers, or video or telephonic equipment, the wiring shall be done by Landlord’s electrician or contractor only, and no outside wiring persons shall be allowed to do work of this kind without the written permission of Landlord.  Under no circumstances shall boring or cutting for wiring be done without the prior written approval of Landlord.  Any such wiring shall not be used for power or heating unless written permission to do so shall first have been obtained from Landlord, and at an agreed cost to Tenant.

14. Tenant and its employees and invitees shall observe and obey all parking and traffic regulations imposed by Landlord, including regulations governing areas where parking is permitted or not permitted.

15. Canvassing, peddling, soliciting, and distribution of handbills or any other written materials in the Building are prohibited, and Tenant shall cooperate to prevent these activities.

16. Possession of visible or concealed weapons is prohibited in the Building, except for security personnel and law enforcement officers while on duty.

17. Landlord shall have the right to change the name of the Building and to change the street address of the Building, provided that in the case of a change in the street address, Landlord shall give Tenant not less than 180 days prior notice of the change, unless the change is required by governmental authority.

18. Smoking is prohibited in the Building.

19. The conference rooms, game rooms and restrooms shall be shared building facilities.  Tenant shall have the right to use any of the designated conference rooms or, if necessary to accommodate larger meetings, the combination of conference rooms on an as-needed basis.  Tenant shall use the conference room reservation system to block off meeting times and room(s) in advance.  Tenant shall leave conference room(s) in a clean and orderly fashion after meetings.  The first Tenant to reserve the room shall have the right to use the space; provided, however, that Tenant’s overall usage of rooms shall be proportional to the space that they occupy in the building.

20. Landlord may waive any one or more of these Rules and Regulations for the benefit of any particular lessee, but no waiver by Landlord shall be construed as a waiver of the Rules and Regulations in favor of any other lessee, nor prevent Landlord from thereafter enforcing any Rules and Regulations against any or all of the other lessees of the Building.

21. These Rules and Regulations are supplemental to, and shall not be construed in any way to modify or amend, in whole or in part, the terms, covenants, agreements and conditions of any lease of any premises in the Building.

22. Landlord reserves the right to make other and reasonable Rules and Regulations as in its judgment may from time to time be needed for the safety, care and cleanliness of the Building and the Land, and for the preservation of good order therein.

23. Any broken equipment or other defective or dangerous condition in the common or public areas of the Project or the shared building facilities (including conference rooms, game rooms, restrooms) must be reported immediately to Landlord.

24. Anyone leaving the Building after normal operating hours must insure that the door used for exiting is closed and locked.

25. All common or public areas and all shared building facilities (including conference rooms, game rooms, and restrooms) must be left in neat, clean and orderly condition after each use.

26. Users of the open Internet service in the building are prohibited from sending spam emails, viewing pornography, gambling, or doing anything which might cause unfavorable attention to the Building or its occupants or which might cause the disruption or cancellation of service.  Tenants shall be responsible for their guests’ compliance.

27. Any use by Tenant of the override system for after-hours heating or air conditioning shall result in charges to Tenant as provided in Exhibit E, and Tenant agrees not to use the override system without properly logging in under the override system.

28. Showers will be wiped clean with user’s towel after each use. All soap and washing products will be removed by each user.  (Remember, you want it to be nice when you go in there again).

Sustainability Rules:

Tenant recognizes that the Building has been constructed in a manner to respect the environment and preserve it.  Measures have been incorporated into the design and construction that will minimize the carbon footprint of the building and its occupants, but certain responsibilities rest with the users. Accordingly these rules are designed to maximize the effectiveness of the “green measures” in the building.

1.
All toilets are “dual flush,” providing flushing options depending on the amount of soil in the bowl.  They are intended to clear the bowl by pressing “1” if you have done “#1” and “2” if you have done “#2”.  Tenants shall use the buttons according to these expectations.  However, it may become obvious to a user that his or her particular requirements involve a use of the “2” button at all times.  In this case multiple presses of “1” actually waste water, and that person is thus instructed to use “2” for all functions.

2.	Such toilets also occasionally fail to clear. Out of respect for your fellow tenants, please be sure the bowl clears after your use.
3.	The lights and HVAC for the building are available during Building Operating Hours.
a.
The lights dim for daylight contribution. Your windows are specially designed to admit light and not heat.  Do not block the light from your windows unless necessary. A horizontal shelf inside the window will block glare but still bounce light to other users.

b.	Any task lighting proposed to be installed must be energy efficient and approved in advance by Landlord.
c.	All lights are to be turned off when the space is not in use.
d.	Thermostats should not be adjusted for absence or “set back” because the entire building envelope is balanced and requires contributions from various units at various times.
e.
After hours Tenant may call for additional lights and HVAC by pressing an override button.  This will activate the lights and HVAC in this area only for a set period of time.  Tenant shall be responsible for charges in accordance with Exhibit E.

f.	Computers will be Energy Star compliant or better and desktop computers will sleep or be powered down after Building Operating Hours if not being used.
4.	Tenant will segregate its waste into recycling containers as appropriate.
5.
In all areas, Tenant will require its employees to clean up after themselves and their guests. All evidence of food consumption will be removed and cleaned, including the washing of any non-disposable items used.

Wii Room Rules:

The Building has two rooms currently designated “Wii Rooms”.
1.	These rooms may be used on an as-available basis or they may be reserved using the Building’s reservation system.
2.	A reservation for a room will have precedence over an unreserved use.
3.	Reservations may not be made less than one hour in advance.
4.	Wii Room use can be limited to a proportionate schedule to allow appropriate use of the rooms.
5.	The Wii room must be left in a clean and neat condition.
6.	Wii Room privileges for an individual or individuals or a company may be suspended or terminated for any reason.
7.	Tenants may bring their own Wii games or software.
8.	Offensive games or software are prohibited.
9.	Modifications to or hacking of the Wii console is encouraged but must only be done with prior written approval from Landlord.
10.	Landlord shall, from time to time, clean out user records on the Wii.
11.	Any damage to the Wii equipment shall be the responsibility of the Tenant employing the user or inviting the guest. All damage must be reported immediately.

Exhibit A

Site Plan

[To be attached]

Exhibit B

Floor Plan

[To be attached]

Exhibit C

Supplemental Notice

RE:	Lease dated _______________, 20__, by and between __________________________, as Landlord, and ________________________, as Tenant.

Dear Sirs:

Pursuant to Section 1.3 of the captioned Lease, please be advised as follows:

The Rent Commencement Date is the____ day of____________, 20___, and the expiration date of the Lease Term is the _____ day of ____________, 20__, subject however to the terms and provisions of the Lease.

Terms denoted herein by initial capitalization shall have the meanings ascribed in the Lease.

Landlord:

By:__________________________

Title:_________________________

Acknowledged this            day of                              , 20     .

Tenant:

By:__________________________

Title:_________________________

Exhibit D

Leasehold Improvements and Construction

Landlord will perform all construction in the Premises at the expense of Tenant.

Before Landlord begins work on Tenant Improvements, Tenant shall first submit its plans and specifications for the work to Landlord for its approval and review to determine price, schedule and compliance with Building standards.

Landlord will pay for the Tenant Improvements using the Tenant Improvement Allowance for the Premises as set forth in Section 1.12.  In the event the cost estimate for the Tenant Improvements exceeds the amount of the Tenant Improvement Allowance at any time, Tenant shall, within five (5) days of notice thereof, pay to Landlord an amount equal to the difference between the Tenant Improvement Allowance and the estimate or contracted amount for the Tenant Improvements. Landlord and Tenant agree that neither shall make any changes in the approved plans or contracted work without the prior consent of the other.

Landlord agrees to diligently prosecute the work to completion and Tenant agrees to take possession of the space upon the receipt of a temporary Certificate of Occupancy, and to open for business no more than thirty (30) days thereafter.  This date may be delayed only by Landlord’s failure to provide a final Certificate of Occupancy by that time, provided the delay is not caused by the actions or inactions of Tenant or its contractors, invitees, employees, etc.

The cost of the Tenant Improvements shall include all costs necessary to bring the Premises from its present condition to the condition shown on the approved plans.

Exhibit E

Building Standard Services

Landlord shall furnish the following services to Tenant during the Lease Term (the "Building Standard Services"):

1. Hot and cold domestic water and common-use restrooms, showers, drinking fountains, and toilets for general use.

~~2. Central heat and air conditioning in season, at temperatures and in amounts reasonably established by Landlord, but subject to curtailment as may be required by governmental laws, rules or mandatory regulations, and subject to the design conditions set forth herein.  The heating and air conditioning shall be furnished between 8:00 a.m. and 6:00 p.m. on weekdays and between 9:00 a.m. and 12:00 p.m. on Saturdays, all exclusive of Holidays as defined below (the "Building Operating Hours"). If Tenant requires heating or air conditioning at times other than Building Operating Hours, Tenant may use the override system, which will result in the logging of time and the billing to Tenant of override charges for the period of use; Landlord will bill Tenant for the additional use at Landlord’s actual cost to provide the service, as determined by Landlord’s engineer, plus a reasonable charge for administration.~~

3. Electric lighting service for all public areas and special service areas of the Building in the manner and to the extent reasonably deemed by Landlord to be in keeping with the standards of the Building.

4. Janitor service, provided as necessary, but no more than five days per week, exclusive of Holidays (as defined below), in a manner that Landlord reasonably deems to be consistent with the standards of the Building.

5. Sufficient electrical capacity to operate (i) incandescent lights, office computers, photocopying machines, and other machines of the same low voltage electrical consumption (120/208 volts).  Should Tenant's total rated electrical design load for the entire Premises or any portion thereof (including, but not limited to, computer or telephone rooms) exceed the Building Standard Rated Electrical Design Load for either low or high voltage electrical consumption, or if Tenant's electrical design requires low voltage or high voltage circuits in excess of Tenant's share of the building standard circuits, Landlord will (at Tenant's expense) install additional circuits and associated high voltage panels and/or additional low voltage panels with associated transformers (which additional circuits, panels and transformers shall be hereinafter referred to as the "Additional Electrical Equipment").  If the Additional Electrical Equipment is installed because Tenant's low voltage or high voltage rated electrical design load exceeds the applicable Building Standard Rated Electrical Design Load, then a meter shall also be added (at Tenant's expense) to measure the electricity used through the Additional Electrical Equipment.  The design and installation of any Additional Electrical Equipment or related meter required by Tenant shall be subject to the prior approval of Landlord, which shall not be unreasonably withheld.  All expenses incurred by Landlord in connection with the review and approval of any Additional Electrical Equipment shall also be reimbursed to Landlord by Tenant.  Tenant shall also pay on demand the actual metered cost of electricity consumed through the Additional Electrical Equipment (if applicable), plus any actual accounting expenses incurred by Landlord in connection with the metering thereof.  If any of Tenant's electrical equipment requires conditioned air in excess of building standard air conditioning, the equipment shall be installed by Landlord (on Tenant's behalf), and Tenant shall pay all design, installation, metering, operating and maintenance costs relating thereto.  If Tenant requires that certain areas within Tenant's Premises must regularly operate at times other than normal Building Operating Hours, the electrical service to those areas shall be separately circuited and metered (at Tenant's expense), and Tenant shall be billed the costs associated with electricity consumed during hours other than Building Operating Hours.

6. All building standard fluorescent bulb replacement in all areas and all incandescent bulb replacement in public areas, toilet and restroom areas, and stairwells.

7. Common use Internet access via a wireless network throughout the Building and wired access in conference rooms and certain other areas.  The bandwidth will be shared among all users. Access will be unrestricted, provided however that Landlord reserves the right to make and enforce rules on appropriate use and to block any user(s) who does not comply.  Availability will be subject to service agreements with providers.

8. To the extent the services described above require electricity and water supplied by public utilities, Landlord's covenants shall only impose on Landlord the obligation to use its reasonable efforts to cause the applicable public utilities to furnish the electricity and water.  Except for deliberate and willful acts of Landlord, failure by Landlord to furnish the services described herein, or any cessation thereof, shall not render Landlord liable for damages to either person or property, nor be construed as an eviction of Tenant, nor work an abatement of rent, nor relieve Tenant from fulfillment of any covenant or agreement of this Lease.  In addition, if any of the equipment or machinery, for any cause, should fail to operate or function properly, Tenant shall have no claim for rebate of rent or damages on account of an interruption in service occasioned thereby or resulting therefrom; provided, however, Landlord agrees to use reasonable efforts to promptly repair the equipment or machinery and to restore the services during normal business hours.

9. The following dates shall constitute "Holidays" for purposes of this Lease:  New Year's Day, Martin Luther King Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day, Friday following Thanksgiving Day, Christmas, and any other holiday generally recognized by landlords of office space in the metropolitan Atlanta office market, as determined by Landlord in good faith.  If, in the case of any specific holiday mentioned in the preceding sentence, a different day shall be observed than the respective day mentioned, then that day which constitutes the day observed by national banks in Greenville, South Carolina on account of the holiday shall constitute the Holiday under this Lease.

Exhibit F

Lease Guaranty Agreement

FOR VALUE RECEIVED, and in consideration for and as an inducement to Innovation Center, LLC as Landlord, for entering into the Lease dated the ____ day of ______________, 20___, with _______________________ as Tenant, __________________________("Guarantor") hereby guarantees to Landlord, its successors and assigns, the full and prompt payment when due of all the rents and other sums required to be paid by Tenant to Landlord and the full performance and observance of all the covenants, conditions, and agreements required to be performed and observed by Tenant under the Lease.  Guarantor agrees that the validity of this Guaranty and the obligations of Guarantor shall in no way be terminated, affected, or impaired by the bankruptcy, insolvency, reorganization or dissolution of Tenant; by the assertion by Landlord against Tenant of any of the rights or remedies reserved to Landlord under the Lease; by any amendment, modification, renewal or extension of the Lease or any compromise, settlement, release, extension, or modification of any of the obligations and liabilities of Tenant under the Lease; by any failure, neglect, or omission on the part of Landlord to realize upon any obligations or liabilities of Tenant; or by the failure of Landlord to give notice to Guarantor of any of the foregoing or of any default under the Lease.

No assignment or transfer of the Lease by Landlord or Tenant shall operate to extinguish or diminish the liability of the undersigned under this Guaranty.  This Guaranty shall be binding upon the undersigned and its successors and assigns.

IN WITNESS WHEREOF, the undersigned has caused this Guaranty to be duly executed this   day of  , 20__.

              GUARANTOR:
                  ____________________________    (SEAL)
WITNESSES:

__________________________                                                                                     By: __________________________________

__________________________                                                                                     Name (printed): ________________________

                Title: ________________________________

Exhibit 10.01

Exhibit G

Special Stipulations

1. Access Cards. (_20_) keys for the Premises and (_20_) access cards for the Building will be furnished to Tenant without charge.  Landlord may make a reasonable charge for any additional keys or access cards furnished.

2. Parking. Tenant and its visitors shall have the non-exclusive right to park in the parking spaces around the Building, subject to any Rules and Regulations that Landlord may establish from time to time.  Additionally, Landlord may make available a limited number of unreserved parking spaces in the Sirrine Stadium parking lot located across University Ridge from the Building.  Landlord shall have the right to impose parking charges in the closest lots in the event parking in the Sirrine lot becomes necessary.

3. Excluded Operating Expenses. The parties acknowledge and agree that utilizing the Premises and Building as a manufacturing facility will mean Tenant’s needs for utilities are likely to be different from and greater than those of many of the other tenants in the Building. Due to this need, electricity to the Premises shall be separately metered and billed in an account under Tenant’s name, and Tenant shall be solely responsible for the cost of all electricity provided to the Premises. Likewise, Landlord and Tenant have agreed that Tenant shall be solely responsible for the cleaning of the Premises. Electricity and cleaning expenses for the Premises will not be included in Operating Expenses in the computation of Tenant’s Additional Rent, but Tenant will remain responsible for its pro-rata share of electricity and cleaning expenses for the Common Areas of the Building.

4. Stock Warrant. For purposes of Section 1.1.10 of the Lease, Base Rent Rate shall be

Year 1	$15.00 per square foot of Rentable Floor Area of Premises per year
Year 2                        $15.00 per square foot of Rentable Floor Area of Premises per year
Year 3	$15.00 per square foot of Rentable Floor Area of Premises per year
Year 4	$22.05 per square foot of Rentable Floor Area of Premises per year
Year 5	$22.05 per square foot of Rentable Floor Area of Premises per year
Year 6	$22.05 per square foot of Rentable Floor Area of Premises per year
Year 7	$22.05 per square foot of Rentable Floor Area of Premises per year plus Tenant’s issuance to Landlord of warrants to acquire common stock of the Tenant for a period of sixty (60) months following the Rent Commencement Date as more particularly described in Section 2.2 of this Lease.

5. For purposes of Section 2.2 of the Lease, as part of the Base Rent, beginning on the Rent Commencement Date and continuing on each date that Rent is payable to Landlord under Section 2.6 hereof for a period of sixty (60) months following the Rent Commencement Date, Tenant shall issue to Landlord a warrant to acquire one thousand two hundred fifty (1,250) shares of the common stock, $0.001 par value, determined on a fully diluted basis for cash at a price of $0.70 per share (each, a “Warrant”).  Each warrant shall be in substantially the form described in a Schedule to be provided at a future date by Tenant unless otherwise mutually agreed in writing by Landlord and Tenant.

Landlord and Tenant agree that it is intended by the parties that by the sixtieth (60th) month of the Term of this Lease, Tenant shall have issued to Landlord sixty (60) warrants for a total of 75,000 shares of the common stock, $0.001 par value to the Tenant (subject to adjustments for dilution) with the purchase price on exercise being $0.70 per share.  If Tenant shall be in default of this Lease as described in Section 7.1 hereof, in addition to all other remedies available to Landlord under Section 7.2 of this Lease, Landlord may declare that as part of declaring the entire amount of Rent due for the remainder of the Lease Term, all Warrants not then issued to Landlord shall be immediately issuable by Tenant to Landlord and, in such event, Tenant covenants to Landlord to issue all remaining Warrants to Landlord.  Landlord shall have the right to seek specific performance of Tenant’s covenant in this regard.  Notwithstanding the foregoing, if Landlord and Tenant voluntarily and mutually agree to terminate this Lease, from and after the date of such termination, unless otherwise agreed by Landlord and Tenant, Tenant shall have no further obligation to issue any additional Warrants.

6. Hazardous Materials. Notwithstanding any provision of the Agreement, any attachment thereto, or any subsequently issued rules or regulations related to the Premises, the parties acknowledge that the Tenant is engaged in the business of manufacturing and selling diamonds and as a result will store, use and dispose of certain Hazardous Substances in limited number and small quantities as a part of the ordinary course of Tenant’s business, which Tenant shall do in a manner consistent with the Environmental Laws and in a manner that is not materially disruptive to the activities of any other tenant in the Building. These Hazardous Substances shall be limited to the materials listed on a schedule to be agreed upon at a later date. Tenant agrees to make any reasonable precautions requested by Landlord in delivery and disposal of Hazardous Substances for the purpose of avoiding or addressing concerns of other tenants in the Building regarding the presence of Hazardous Substances in the Common Areas of the Project. Without limiting the foregoing, Tenants shall insure (a) that any such Hazardous Substances are stored in a safe and secure manner whenever they are not in use, and (b) that no such Hazardous Substances are released into the atmosphere or the Building sewer lines in violation of any Environmental Law.

Exhibit 10.05

CONSULTING AGREEMENT

This consulting agreement (the "Agreement") is hereby entered into by and between Theodorus Strous ("Consultant") and Scio Diamond Technology Corporation, a Nevada corporation (the "Company") and outlines the terms pursuant to which Consultant would be willing to act as a consultant to the Company in the Company's efforts to seek financing and additional business/business relationships that will be of benefit to the Company.

1. Engagement

a. Consultant has extensive experience and knowledge in matters relating to equity and debt financing of companies as well as extensive knowledge of the diamond gemstone industry and many of its participants.

b. Company hereby engages and retains Consultant to perform the Services (as that term is hereinafter defined) and Consultant hereby accepts such appointment on the terms and subject to the conditions hereinafter set forth and agrees to use its best efforts in providing such Services.

II. Independent Contractor

a. Consultant shall be, and in all respects be deemed to be, an independent contractor in the performance of its duties hereunder, any law of any jurisdiction to the contrary notwithstanding.

b. Consultant shall be solely responsible for making all payments to and on behalf of any of its employees and subcontractors, including those required by law, and Company shall in no event be liable for any debts or other liabilities of Consultant.

c. Consultant shall not, by reason of this Agreement or the performance of the Services, be or be deemed to be, an employee, agent, partner, co-venturer or controlling person of Company, and Consultant shall have no power to enter into any agreement on behalf of, or otherwise bind Company. Without limiting the foregoing, Consultant shall not enter into any  contract or commitment on behalf of Company.

d. Consultant shall not have or be deemed to have, fiduciary obligations or duties to Company and shall be free to pursue, conduct and carry on for its own account (or for the account of others) such activities, employment, ventures, businesses and other pursuits as  consultant in its sole, absolute and unfettered discretion, may elect.

e. Notwithstanding the above, no activity, employment, venture, business or other pursuit of Consultant during the term of this agreement shall conflict with Consultant's obligations under this Agreement or be adverse to Company's interests during the term of this Agreement.

III. Services
a. Consultant shall work with and report regularly to the Company's management and board of directors and agrees to provide the following, hereinafter collectively referred to as the "Services":

i. Complete an analysis of Company's business and industry, and assess and identify various lines of business for the Company's chemical vapor deposition diamond technologies (the "Diamond Technology");

ii. Apply his extensive financial and diamond industry experience to assist and make recommendations regarding capitalizing the Company;

iii. Assist Company in its efforts to seek additional business/business relationships that will be of benefit to Company;

iv. Advise Company in its negotiations with one or more individuals, firms or entities (the "Candidate(s)") who may have an interest in providing investment capital in the form of bridge financing, private placement financing, or in pursuing a form of Business Combination with Company. As used in this Agreement, the term "Business Combination" shall be deemed to mean any form of merger, acquisition, joint venture, licensing agreement, product sales and/or marketing, distribution, combination and/or consolidation, etc. involving Company and/or any of its affiliates and any other entity.

v. Advise Company's management in corporate finance, structuring the nature, extent and other parameters of any private or other offer(s) to be made to Candidate(s);

vi. Advise Company management in evaluating proposals and participating in negotiations with Candidate(s);

vii. Assess various potential distribution relationships with one or more third parties, known or to be identified by the Company;

viii. Identify potential distribution relationships;

ix. Create and advise on one or more marketing strategies for products produced through the Diamond Technology;

x. Assist the Company in its efforts to establish its business objectives and broaden recognition of Company in the financial community in the U.S. and abroad;

xi. Be available, upon reasonable notice by the Company, to assist in discussions with various parties approached by or approaching the Company for various reasons,  including capitalizing and/or financing the Company through equity and/or debt; distributing  products anticipated by the Company through the Diamond Technology; marketing such products; and other related discussions; and

xii. Those other related Services to which Consultant and Company agree.
b. Consultant shall devote such time and effort as he deems commercially reasonable under the circumstances to the affairs of Company as is reasonable and adequate to render the Services contemplated by this Agreement.

c. Consultant will not be responsible for any services that constitute the rendering of any legal opinions or performance of work that is in the ordinary purview of the Certified
Public Accountant.

d. It is acknowledged by Company that Consultant cannot guarantee results on behalf of Company, but shall pursue all reasonable avenues available through its network of contacts.

e. At such time as an interest is expressed by a third party in Company's needs, Consultant shall notify Company and advise it as to the source of such interest and any terms and conditions of such interest.

f. The acceptance and consumption of any transaction is subject to acceptance of the terms and conditions by Company in its sole discretion.

g. It is understood that a portion of the compensation paid hereunder is being paid by Company to have Consultant remain available to advise it on transactions on an as-needed basis.

h. Consultant acknowledges and agrees that he is being granted non-exclusive rights with respect to the Services to be provided to Company and that Company is free to engage other parties to provide services and products similar to those being provided by Consultant hereunder.

IV. Expenses

a. It is expressly agreed and understood that each party shall be responsible for its own normal and reasonable out-of-pocket expenses which shall include: accounting, long distance communication, and the printing and mailing of materials.

V. Compensation

a. In consideration for the Services, Company agrees that Consultant shall be entitled to compensation as follows:

i. Consultant shall be paid Seven Thousand Dollars (US$7,000.00) per each full month of the Term and $1,000 for the remainder of the initial month of the Term (as defined hereinafter); and

ii. For each full month of the Term (as defined hereinafter) Company shall grant and deliver to Consultant an option or warrant to purchase up to Ten Thousand (10,000) shares of the Company's capital stock issued through the commencement and completion of an initial private placement of its securities. For the remainder of the initial month of the Term (as defined hereinafter) Company shall grant and deliver to Consultant an option or warrant to purchase up to One Thousand Five Hundred (1,500) shares of the Company's capital stock issued through the commencement and completion of an initial private placement of its securities. The option or warrant shall carry an exercise price equal to the price at which the securities are offered by the Company and shall be exercisable for a period of five (5) years from the date of issuance of such option or warrant. When delivered, the shares issuable upon exercise of such option or warrant shall be duly and validly issued, fully paid and non-assessable.

VI. Representations, Warranties and Covenants

a. Inside Information

i. Consultant further acknowledges that by the very nature of his relationship with Company he will, from time to time, have knowledge of or access to material non-public information (as such term is defined by the Exchange Act). In the event the Company becomes a publicly-traded entity, and through his relationship to the Company under this Agreement comes to know material non-public information, Consultant hereby agrees and covenants that:

1. Consultant will not make any purchases or sales in the stock of Company based on such information;

2. Consultant will utilize his commercially reasonable efforts to safeguard and prevent the dissemination of such information to third parties unless authorized in writing by Company to do so as may be necessary in the performance of its Services under this Agreement.

VII. Execution

a. The execution, delivery and performance of this Agreement, in the time and manner herein specified, will not conflict with, result in a breach of, or constitute a default under any existing agreement, indenture, or other instrument to which either Company or Consultant is a party or by which either entity may be bound or affected.

VIII. Non-Circumvention

a. Company hereby irrevocably agrees not to circumvent, avoid, bypass, or obviate, directly or indirectly, the intent of this Agreement, to avoid payment of fees in any transaction with any corporation, partnership or individual introduced by Consultant to Company, in connection with any project, any loans or collateral, or other transaction involving any products, transfers or services, or addition, renewal extension, rollover, amendment, renegotiations, new contracts, parallel contracts/agreements, or third party assignments thereof.

IX. Company's Duties to Update Consultant

a. Company shall use its commercially reasonable efforts to keep Consultant up to date and apprised of all business, market and legal developments related to Company and its operations and management. Company will cooperate with Consultant, and will promptly provide Consultant with all pertinent materials and requested information in order for Consultant to perform its Services pursuant to this Agreement.

X. Consultant's Duties to Keep Information Confidential

a. Consultant shall keep all documents and information supplied to it hereunder confidential as described in the section below titled, "Confidential Data."

XI. Authority

a. Both Company and Consultant have full legal authority to enter into this Agreement and to perform the same in the time and manner contemplated. The individuals whose signatures appear below are authorized to sign this Agreement on behalf of the respective parties.

XII. Qualifications of Consultant

a. Consultant represents and warrants to Company that:

i. He has the experience and ability as may be necessary to perform all the required Services with a high standard of quality; and

ii. All Services will be performed in a professional manner.

XIII. Term and Termination

a. Unless otherwise extended in writing and signed by the parties, the term of this Agreement shall be six (6) months commencing on May 26, 2011 and ending on November 30, 2011.

XIV. Confidential Data

a. Consultant shall not divulge to others, any trade secret or confidential information, knowledge, or data concerning or pertaining to the business and affairs of Company, obtained by Consultant as a result of his engagement hereunder, unless authorized, in writing by Company.

b. Consultant represents and warrants that he has established appropriate internal procedures for protecting the trade secrets and confidential information of Company, including, without limitation, restrictions on disclosure of such information to other persons who may be engaged in rendering services to any person, firm or entity which may be competitor of Company.

c. Company shall not divulge to others, any trade secret or confidential information, knowledge, or data concerning or pertaining to the business and affairs of  Consultant, obtained as a result of its engagement hereunder, unless authorized, in writing, by Consultant.

d. Consultant shall not be required in the performance of its duties to divulge to Company, or any officer, director, agent or employee of Company, any secret or confidential information, knowledge, or data concerning any other person, firm or entity (including, but not limited to, any such person, firm or entity which may be a competitor or potential competitor of Company) which Consultant may have or be able to obtain other than as a result of the relationship established by this Agreement.

XV. Entire Agreement

a. This Agreement constitutes the entire understanding between the parties thereto with respect to the subject matter hereof. No modifications, extensions, or waiver of any provisions hereof or any release of any right hereunder shall be valid, unless the same is in writing and is consented to by both parties hereto.

XVI. Governing Law

a. This Agreement shall be deemed to be made in, governed by and interpreted under and construed in all respects in accordance with the laws of the State of Nevada, irrespective of the country or place of domicile or residence of either party. In the event of controversy arising out of the interpretation, construction, performance or breach of this Agreement, the parties hereby agree and consent to the jurisdiction and venue of the District or County Court of Hennepin, or the United States District Court for the District of Minnesota, and further agree and consent that personal service or process in any such action or proceeding outside of Minnesota shall be tantamount to service in person within Minnesota and shall confer personal jurisdiction and venue upon either of said Courts.

XVII. Assignments

a. This Agreement may only be assigned by Consultant with the express written consent of the Company.

XVIII. Originals

a. This Agreement may be executed in any number of counterparts, each of which so executed shall be deemed an original and constitute one and the same agreement. Facsimile copies with signatures shall be given the same legal effect as an original.

XIX. Modification and Waiver

a. A modification or waiver of any of the provisions of this Agreement shall be effective only if made in writing and executed with the same formality as this Agreement. The failure of any party to insist upon strict performance of any of the provisions of this Agreement shall not be construed as a waiver of any subsequent default of the same or similar nature or of any other nature.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

SIGNATURES APPEAR ON THE FOLLLOWING PAGE.

APPROVED AND AGREED THIS 26TH DAY OF MAY, 2011:

CONSULTANT

   /s/ Theodorus Strous
Theodorus Strous

COMPANY: SCIO DIAMOND TECHNOLOGY CORPORATION

  /s/ Edward S. Adams
By: Edward S. Adams
Chairman

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scio Diamond Technology, Corp. (the “Company”) on Form 10-Q/A for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

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