Form 10-K
period 2012-03-31
Scio Diamond Technology Corp
filed 2012-08-16
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-54529

SCIO DIAMOND TECHNOLOGY CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	45-3849662
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

411 University Ridge, Suite D
Greenville, SC 29601
(Address of principal executive offices)

(864) 751-4880
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No  ☑

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No  ☑

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 332.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No   (Not required)

Page - 1

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No  ☑

                                The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing sale price of the registrant’s common stock, was approximately $26,974,573.

The number of shares of common stock outstanding as of June 30, 2012, $0.001 par value, was 27,570,567.

Page - 2

Page - 3

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements.  Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) if the Company is not able to obtain further financing, its business operations may fail, (2) the Company has not generated any meaningful revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, and (7) the Company may expend a substantial amount of time and resources in connection with potential inquiries or legal actions in connection with the restatement of its financial statements and its filings with the Securities and Exchange Commission or otherwise, which may impair the Company’s ability to raise capital and to operate its business.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. You are also urged to review and consider carefully the various disclosures made hereafter by the Company from time to time with the Securities and Exchange Commission filings.

Page - 4

PART I
ITEM 1.  BUSINESS

Corporate History

We were incorporated on September 17, 2009 in the State of Nevada under the name Krossbow Holdings Corporation (“Krossbow”).  Krossbow's original business plan was focused on offsetting CO2 emissions through the creation and protection of forest-based carbon “sinks.”  Krossbow planned to assess carbon resource potentials, prescribe and implement ecosystem restorations to develop those resources, and thereby generate carbon offset products.  However, we have since abandoned that original business plan and restructured our business to focus on man-made diamond technology development.  We decided to acquire existing technology and to seek to efficiently and effectively produce man-made diamond.  In connection with this change in business purpose, Krossbow acquired the rights to use and changed its name to Scio Diamond Technology Corporation (the “Company”), to reflect its new business direction.

On August 5, 2011, Edward S. Adams and Michael R. Monahan, both of whom now serve on the Company’s Board of Directors, acquired control of the Company through the purchase of 2,000,000 shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time, in accordance with a common stock purchase agreement among Mr. Kropp, Mr. Adams and Mr. Monahan.  Concurrently with the execution of the stock purchase agreement, Mr. Kropp resigned from all positions with Krossbow, including, but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

On August 5, 2011, the Company executed an Asset Purchase Agreement (the “Scio Asset Purchase Agreement”) with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”).  Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company. Mr. Adams and Mr. Monahan were directors of Private Scio, and Joseph D. Lancia, our President and Chief Executive Officer, was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio.  Edward S. Adams and Michael R. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, and Joseph D. Lancia, our Chief Executive Officer, acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

           On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date (which promissory note had a remaining outstanding balance of $125,000 as of March 31, 2012).   In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the opportunity to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).

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

Our Business

General

The Company's primary mission is the development of profitable and sustainable commercial applications for its planned mass production of high quality, single-crystal diamond in a laboratory environment using its proprietary chemical vapor deposition process (“Diamond Technology”) and its Mosaic approach to diamond production.  The Company intends to target both the commercial/industrial and gemstone markets and anticipates opportunities in areas including, but not limited to, diamond gemstone jewelry, power switches, optoelectronics, cutting devices, semi-conductors and life sciences.

If the Company is able to produce high-quality, relatively low-cost diamond and diamond materials in reliable quantities, then such products may be incorporated into existing applications and technologies and spur new technologies.  In such case, the Company expects numerous product development and licensing opportunities for the Company.  The unique physical properties of diamond combined with consistent availability made possible by our Diamond Technology and Mosaic production approach may lead to market opportunities in electronics, optics, communications, and computing.

The Diamond Technology

We acquired our Diamond Technology primarily from ADI.  ADI was originally founded in 1990 with the goal of developing and perfecting two advanced semiconductor materials, gallium nitride (now used in light emitting diodes) and diamond.  From 2000 onward, ADI focused solely on diamond and developing a process by which large, single-crystal diamond could be grown in a controlled laboratory environment.  ADI developed the Diamond Technology to produce large, single-crystal diamond in a controlled process reactor environment. It also developed and patented the Mosaic production approach allowing the mass production of diamond.  The core Diamond Technology that was acquired by the Company is based on a chemical vapor deposition (“CVD”) diamond growth system.  Diamond wafers produced through the Diamond Technology CVD process have been shown to be exceptionally pure (nitrogen content < 10 ppb), and possess low levels of structural defects.  Advances in this technology have dramatically improved the quality, and lowered the cost of high-quality diamond, resulting in new applications of diamond in electronics, optics, high power devices and quantum computing.  The patented Mosaic approach allows diamond seeds to be fused, thus creating larger seeds to maximize growth in any given growth run.

Page - 5

The Diamond Technology provides a materials production platform and is supported by intellectual property, including trade secrets, 21 issued patents (16 in the United States and five in foreign jurisdictions), and approximately 40 pending domestic and foreign patents.

The Company intends to pursue progressive development of core technologies and related intellectual property that will evolve into product opportunities across various applications.  The Company seeks to optimize this strategy through, among other things, its control of the production and sale of large volume, high purity diamond for technology applications. These opportunities may be monetized though joint venture and licensing arrangements with third parties and through continued development of intellectual property.  Anticipated application opportunities for the Company’s diamond materials include the following: diamond gemstone jewelry, power switches, processors, optoelectronics, geosciences, water purification, and MRI and other medical science technology.

Early Stage Company: Additional Financing Will be Critical to Survival and Potential Success

As of March 31, 2012, the Company had cash on hand of $808,516.  We will require additional funding and will seek such funding in the form of equity financing from the sale of our common stock and warrants to acquire our common stock and potentially other securities offerings or sources of financing, however there can be no assurance that such financing will be available on commercially acceptable terms, if at all.

Products and Markets

The current market for laboratory-grown diamond remains largely unknown and uncertain. Sales of laboratory-grown diamond into the gemstone market are thought to be very small currently. The industrial market for these products is more developed, but it is diffused globally and the Company is unable to reliably estimate its size or breadth.  As of March 31, 2012, we had not generated any revenue from the sale of diamond or diamond materials.

Competitive factors that will influence the market for our products include product quality, consistency of supply and price. We believe that we will be able to compete on the basis of these factors.  We believe that we will be able to reliably and efficiently produce cultured diamond possessing substantially the same qualities and characteristics of their mined diamond counterparts.  The chart below shows a comparison of selected characteristics of cultured diamond and high-quality earth-mined diamond.

Comparison of Cultured Diamond and Earth-Mined Diamond: Selected Characteristics
Diamond Characteristic	Cultured Diamond	High-Quality Earth-Mined Diamond	Material Differences

Color	Colorless, near colorless, and fancy colors	Varies	None
Clarity	IF-VVS – VS-SI, etc.	Varies	None(a)
Size	Varies	Varies	None(a)
Color Zoning	None	None	None
Metallic Inclusions	None	None	None
Zoned Fluorescence	None	None	None
Artifacts	None	None	None
Magnetism	None	None	None
Extreme Hardness	90 GPa	90 GPa	None
Thermal Conductivity	>2 x 103 W/m/K	2 x 103 W/m/K	None(a)
Thermal Expansion	0.8 x 10-6 K	0.8 x 10-6 K	None
Optical Transparency	Deep UV to far IR	Deep UV to far IR	None(a)
Electrical Resistivity	1016 Ohm-cm	1016 Ohm-cm	None(a)
Compressibility	8.3 x 10-13 m2/N	8.3 x 10-13 m2/N	None
Bulk Modulus	1.2 x 1012 N/m2	1.2 x 1012 N/m2	None

(a) Cultured diamond may be superior to earth-mined diamond in these categories because of its high purity and crystal perfection.

We believe that the Diamond Technology will reliably produce single crystal diamond gemstones of colorless, near-colorless and fancy- colored clarities in finished stone generally ranging in sizes from .25 carats to over 2 carats in colors ranging from D (colorless) to fancy colors and clarities of IF (internally flawless) to Si (slightly included).  We believe that the Diamond Technology will produce a regular and consistent supply of cultured diamond material suitable for a wide variety of commercial, industrial, gemstone, and technological applications.

Page - 6

Gemstones

Within the gemstone industry, our single-crystal diamond can be used in jewelry products requiring the highest quality gemstones and can be regularly grown in matched color sets ranging in polished sizes from 5-points (.05 carats) to over 1.50 carats.  Our diamond may be well suited for jewelry featuring matching diamond of various sizes, clarities and colors, diamond engagement rings, and fashion jewelry.  The potential consistency and other potential characteristics of cultured diamond gemstones grown using the Diamond Technology may provide advantages over their mined counterparts in areas that matter to jewelers, jewelry manufacturers and consumers, with potential characteristics such as:

•	Equal quality and brilliance of diamond product;
•	Matched sizes, colors and clarities (particularly in goods ranging in sizes from .05 - .50 carats);
•	Consistency of diamond finish due to high quality;
•	Opportunity for color palette of diamond gemstones; and
•	Lack of negative issues related to the environmental and social concerns.

We will seek to establish and maintain market acceptance through consumer education and industry cooperation.  We intend to require laser marking of cultured diamond grown using the Diamond Technology (without compromising aesthetics) in order to brand and instill confidence in the consumer and the market as well as to differentiate our cultured diamond from earth-mined diamond.  We intend to educate retailers and consumers on the physical properties of the Company’s cultured diamond as compared to mined diamond and quality of the Company's cultured diamond.  The Company will also market the fact that its cultured diamond are from a reliable and ethical source and are produced without the adverse environmental impact and other negative connotations associated with mining.  The Company believes that it has an attractive selling proposition for its cultured diamond.

Commercial, Industrial and Technological Applications

Diamond has exceptional qualities for use in advanced electronics and optics applications, but to date, development progress has been slow because of, among other things, diamond’s relative scarcity and high cost. Diamond’s unique hardness, clarity and thermal characteristics have made it highly desirable for scientific use for decades. However, material consistency issues and economics have created barriers to mass application adoption of diamond. We believe that our Diamond Technology and patented Mosaic production approach give us the ability to improve the quality and lower the cost of producing diamond materials, creating the opportunity for usage in a wider range of applications.

The demand for computing and communications products has increased significantly.  As devices become more intelligent and ubiquitous, the need for connectivity at very high speeds, data intensive storage needs and ever-faster computer processors are pushing the limits of conventional silicon-based devices.  Diamond enables these technologies to move past their current limitations and may be able to facilitate the development of next-generation devices in key areas such as wireless networking, optical storage, and high speed computing.

The Company anticipates several opportunities to monetize the Diamond Technology and patented Mosaic production approach in various technological applications.  Pursuit of these opportunities is expected to be directed in part in concert with strategic partners.

Several of diamond’s properties provide significant advantages over other materials used in devices/systems, such as high power switches, radiation detectors, and microwave windows suitable for use in plasma fields or other nuclear reactor high-electromagnetic interference (“EMI”) environments.

Page - 7

    The following chart explains the beneficial properties of diamond across selected applications.

Diamond Property	Application Areas	Function	Impact

Beautiful, relatively scarce, permanent, well-marketed, symbolic significance	Jewelry	Gemstones	+Gem markets

Hardness	Tooling	Wear resistance	+Machine parts +Super abrasives +Cutting tools; drills +Razors, surgical tools +Cogs; gears; bearings +Aerospace materials +MEMS
Compressive Strength	Machinery	Less lubrication
Low Thermal Expansion
Tensile Strength	Composites	Structural strength

Thermal Conductivity	Electronic Substrates	Heat sinks	+High speed CPUs +Laser diodes +Microwave ICs +Small/fast ICs
Excellent Electrical Insulator	Device Packaging	Heat spreaders

Semi-Conducting Properties, Wide Band Gap	Electronics Computing	Power electrics Wireless devices Optical communications Semiconductors Ultra-fast switches Transportation Displays, cold cathode devices	+Schottky diodes +High freq FETs +SAW devices +Utility lines +Ultra-fast computers +Radiation detectors +Aerospace; defense +Flat panel displays +LEDs; TVs
Negative Electron Affinity (excellent electron emitter)	Switching Photonics

Optical Transparency (UV-IR), combined with durability	Optics	Lenses; windows Protective coating	+High power lasers +IR windows +Optical components +Spacecraft

Biocompatible, Chemically Inert	Biotechnology Electrochemistry	Sensors Electrodes	+Medical/implantable +Toxic/corrosive environments +Water/air treatment +Spacecraft

The need for more durable advanced materials generated by technological development creates a broad and deep range of potential opportunities for our cultured diamond materials.

Plan of Operation

During the year ended March 31, 2012, the Company focused its efforts on the upfitting of a production facility in Greenville, SC.  This facility, covering 7,500 square feet of leased space including the headquarters offices, was substantially completed and ready for production as of June 30, 2012.  Ten of the production reactors purchased from ADI were installed in the facility as of that time and all systems had been successfully tested.  The remaining three reactors remain in the Hudson, MA research and development facility.

The facility in Greenville includes infrastructure for the Diamond Technology and patented Mosaic production approach which reflects the years of development without the disadvantages of ADI's infrastructure design.  The Company was able to partner with a large regulated electric power company to implement a filtered and nearly uninterruptible power supply.  The Company also designed and built control and cooling systems at the Greenville facility that the Company believes will be more reliable and efficient.

The Industry and Competition

           Our cultured diamond gemstones and diamond materials for use in industrial applications face competition from established producers and sellers of mined diamond, including companies such as De Beers, and other known and current and potential future manufacturers of cultured diamond.  Companies which produce cultured diamond and may compete with the Company in one or more of its markets include Element Six (South Africa), a privately-held subsidiary of De Beers, Gemesis (USA & Malaysia), and Sumitomo Electric Industries, Ltd. (Japan).  Other companies could seek to introduce cultured diamond or other competing diamond or to develop competing processes for production of cultured diamond.  We believe that as cultured diamond continues to gain market acceptance, competition can be expected to increase.

Page - 8

Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company. Our competitors include large multi-national gemstone diamond companies as well as start-up and development-stage gemstone diamond and technology companies, some of whom we may not be aware.  Many of our competitors may be able to devote substantially greater resources to promotion and systems development than we can.  Barriers to developing competitive technology in our market may not be sufficient to prevent competitors from entering the industry, and current and new competitors may be able to develop competing diamond at a relatively low cost.  We believe that our success will depend heavily upon whether we can achieve significant market acceptance before our potential competitors are able to introduce broadly accepted competitive products.

Raw Materials

        The principal raw materials used in the manufacture of our products are diamond seeds and commonly available certified high purity bottled gases.  The diamond seeds can be purchased from other diamond material producers, but the Company intends to build seed inventory through its own self-sustaining seed production.  Seeds are re-used through multiple production runs.

           Our manufacturing process is dependent upon large amounts of electrical power delivered on an uninterrupted basis.  The Company has worked with the local electric utility, a Fortune 200 company, to build and operate equipment at its manufacturing site that will meet its needs.  This equipment is provided to the Company on a long term operating lease which includes warranty, maintenance and the delivery of electrical power at attractive per kilowatt/hour rates.

Customers

If the Company is able to implement high-volume commercial operations and reliably manufacture diamond products, then we anticipate that we will be able to sell our products internationally, given the potential demand for diamond and diamond materials and the variety of potential uses for these products in gemstone, high tech applications, alternative energy technologies, and defense technologies.

As of March 31, 2012, the Company had not produced revenues nor did it have firm orders placed by potential customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

        At March 31, 2012, we held the following number of patents:

Jurisdiction	No. of Patents
United States	16
Foreign	5
Total	21

Our research and development staff will continue to develop proprietary manufacturing processes and equipment designed to enhance our manufacturing facilities and reduce costs.

We also own various trademarks and trade secrets that we acquired from the ADI and ADGC.

Government Regulations

Laboratory technology activities are subject to various federal, state, foreign and local laws and regulations, which govern research, lab development, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and several other matters.  We believe that we are in compliance in all material respects with applicable technology, health, safety and environmental statutes and the regulations promulgated by the relevant jurisdictions.  Currently, there are no costs associated with our compliance with such regulations and laws.

Certain federal and state laws and regulations govern the testing, creation and sale of the types of diamond we intend to produce.  The United States Federal Trade Commission (“FTC”) and other comparable regulatory authorities in the United States and in foreign countries may extensively and rigorously regulate our cultured diamond, product development activities and manufacturing processes.  In the United States, the FTC regulates the introduction and labeling of gemstone diamond.  We may be required to:

•	obtain clearance before we can market and sell our cultured diamond;
•	satisfy content requirements applicable to our labeling, sales and promotional materials;
•	comply with manufacturing and reporting requirements; and
•	undergo rigorous inspections.

The process of obtaining marketing clearance for new gemstone diamond from the FTC may prove costly and time consuming.  The FTC has neither approved nor prohibited the use of the term “cultured” to describe the diamond the Company intends to sell as gemstones. However, in December 2006, the Jewelers’ Vigilance Committee submitted a petition (the “Petition”) to the FTC seeking amendment to the Guides for the Jewelry, Precious Metals, and Pewter Industries, 16 C.F.R. Part 23 (“Guides”) to include the term “cultured” as a proscribed term to describe laboratory-created diamond.  By opinion, dated July 21, 2008, the FTC denied the Petition finding it did not demonstrate that the use of the term “cultured” to describe laboratory-created diamond, when qualified by one of the terms provided in the Guides, is deceptive or unfair and declined to amend the Guides as requested by the Petition.  The Company has not procured FTC clearance, and the FTC has not precluded the Company from selling diamond produced using the Diamond Technology.

Page - 9

     FTC has the power to restrict the offer and sale of diamond that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to the type, kind, quality, character, value, origin or other characteristics of a diamond gemstone.  Under current guidelines issued by the FTC, the Company is permitted to market its diamond gemstones as “Scio-created,” “lab-created diamond”, “laboratory created diamond,” “laboratory grown diamond” or “cultured” so long as that term is accompanied by any of the foregoing and such designations may inhibit marketing descriptions that are more favorable to creating consumer demand.  We may come under close scrutiny by governmental agencies and industry testing organizations and also by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our cultured diamond.  If our production or marketing is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to produce and market our cultured diamond as “cultured diamond”, “lab-created diamond”, or otherwise as a mined diamond alternative, our business, operating results and financial condition could be materially adversely affected.

Our cultured diamond must also comply with similar laws and regulations of foreign countries in which we market such diamond.  In general, the extent and complexity of gemstone diamond regulation is increasing worldwide.  This trend may continue, and the cost and time required to obtain marketing clearance in any given country may increase as a result.  Should it prove necessary, there can be no assurances that our cultured diamond will obtain any necessary foreign clearances on a timely basis, or at all.

Federal, state, local and foreign laws and regulations (especially those regarding approval of gemstone diamond) are always subject to change, and could have a material adverse effect on the testing and sale of our cultured diamond and, therefore, our business.

Research and Development

Our research and development activities have been significantly limited as we focus attention on the establishment of our production facility.  We expect to invest in new technology and intellectual property development to improve production efficiencies and develop new products in the future.

Environmental Regulations

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control.  To date, our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material.  We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Employees

           We had six full-time employees as of March 31, 2012, four of whom were located in South Carolina and two in Massachusetts.

Securities Exchange Act of 1934 Reports

           We maintain an Internet website at the following address: http://www.sciodiamond.com.  The contents of the website are not incorporated into this Form 10-K or into our other filings with the SEC.  The Company makes available on or through our Internet website certain reports and amendments to those reports that are filed or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act.  These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and beneficial ownership reports on Forms 3, 4 and 5.  This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Page - 10

ITEM 1A.  RISK FACTORS.

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we currently believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

We have a very limited operating history, we have incurred losses to date, and we have not generated a material amount of revenue to date, and therefore, it is difficult to evaluate our business and prospects.

Our Company is in the preliminary stages of development and has not yet begun production, has not finalized the scope of products to bring to market, has not yet engaged in any revenue-producing business activities and may incur substantial losses for the foreseeable future. As a company in the early stages of development, our business is subject to all the risks inherent in a new business enterprise. We have no substantial operating history, and as a young company in a new market, we may encounter various risks including, but not limited to, the following:

•	our need to initiate our sales and marketing activities;
•	our need to quickly hire and integrate new personnel, including various levels of senior management who have been hired relatively recently;
•	acceptance of our cultured diamond in the gemstone marketplace;
•	our ability to produce cultured diamond sufficient to meet anticipated demand;
•	our need to fund and manage our rapidly developing and changing operations; and
•
the need to further refine and improve our technology with respect to the Diamond Technology - including the need to make the diamond growing process commercially viable, acceptable (by our own and third party measures) and economical - and our intellectual property and product offerings, and the need to respond to changing technologies and consumer preferences.

Likewise, the cultured diamond produced using the Diamond Technology and patented Mosaic production approach are in a relatively early stage of development and are subject to the risks inherent in the development and marketing of cultured diamond, including unforeseen design, manufacturing or other problems or failure to develop market acceptance.  Our business is subject to the risks inherent in the transition of technology from research and development and prototype proof-of-concept to commercial production and market acceptance. Failure by the Company to complete and integrate commercial development of the cultured diamond it will market and distribute in sufficient quantities to meet market demand would have a material adverse effect on the Company’s business, operating results and financial condition. Accordingly, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating with developing and unproven manufacturing processes. To address these risks, the Company must, among other things, respond to competitive developments, attract and motivate qualified personnel, develop market acceptance for its diamond, establish effective distribution channels, effectively manage any growth that may occur and continue to upgrade the Diamond Technology and patented Mosaic production approach and successfully commercialize the Diamond Technology and patented Mosaic production approach and cultured diamond incorporating such technology.

The Company purchased its Diamond Technology and patented Mosaic production approach from ADI and ADGC (collectively, the “Apollo Companies”).  Neither of the Apollo Companies was able to successfully (profitably) develop and commercialize their man-made diamond development/growing process.

We expect future losses.

In order to achieve a commercially viable operation, we expect to make significant investments in technology, infrastructure, research and development. We expect to expend substantial financial and other resources on expanding our operations, in particular our diamond growth technology infrastructure and sales and marketing activities. As a result, we must generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, general and administrative expenses, as well as the continued development expenses will continue to increase.

We will require additional funding.

Our future operations will require additional funding, and we may not be able to obtain such funding on acceptable terms or at all.  We likely will require substantial additional capital to be able to fund continued development and improvement of the process for growing cultured diamond and to fund our expansion of manufacturing capacity to meet projected growth of the market for our cultured diamond. There can be no assurance that such efforts for raising capital will not involve substantial dilution with respect to existing or future shareholders of the Company.

Page - 11

Our future capital requirements will depend on many factors, including the speed at which our production process can be scaled-up for high yield production, market acceptance of and demand for our cultured diamond, and the timing of our expansion into new diamond markets.  Our future capital requirements depend upon many factors, including, but not limited to:

•	the rate at which we increase our production capacity;
•	the rate at which we expand our sales and marketing operations;
•	the rate at which we attract consumers, distributors and strategic relationships;
•	the extent to which we are able to develop and upgrade the technology and infrastructure; and
•	the response of competitors to our cultured diamond offerings.

We expect additional financing to be required and there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.  If we raise additional funds by selling stock, the percentage ownership of our then current shareholders will be reduced, and we may raise these funds with securities that have rights, preferences, or privileges equal or superior to the rights of investors owning our common shares.  If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly, or the Company could terminate operations entirely, resulting in a complete loss of investment for our shareholders. Our inability to obtain financing on acceptable terms when needed would have a material adverse effect on the Company’s business, operating results and financial condition.

Our business model is unproven.

Our initial business model consists of selling laboratory-created diamond for retail gemstone consumption and commercial applications. Although some minimal amounts of laboratory-created diamond has been sold to date by other companies, the full extent of the market for such diamond is unknown. This business model is relatively new, is unproven and is likely to continue to evolve.  Accordingly, our business model may not be successful, and we may need to make substantial changes thereto.  Our ability to generate significant revenues will depend, in large part, on our ability to successfully market our product to consumers, distributors and commercial customers.  We intend to continue to develop our business model as the market for our products evolves.

Neither of the Apollo Companies (from whom the Company purchased its Diamond Technology and patented Mosaic production approach) was able to successfully (profitably) develop and commercialize their man-made diamond development/growing process.

We are wholly dependent on the Diamond Technology and patented Mosaic production approach.

Our cultured diamond supply depends entirely on our ability to manufacture cultured diamond using the Diamond Technology and patented Mosaic production approach acquired via the August 31, 2011 purchase of assets by the Company from ADI and the June 5, 2012 purchase of assets by the Company from ADGC.

Although the ability to produce limited quantities of high quality cultured diamond has been demonstrated, it has yet to be proven that such success can be transferred into a mass production process that will yield high-quality gemstones and material suitable for retail gemstone distribution and commercial/industrial applications. The inability or difficulty to transfer the Diamond Technology and patented Mosaic production approach into a high-yield production facility would have a material adverse effect on our business, operating results and financial condition. Any disruption in our ability to produce high quality cultured diamond would have a significant material effect on our business.

The Company purchased its Diamond Technology and patented Mosaic production approach from the Apollo Companies.  Neither of the Apollo Companies was able to successfully (profitably) develop and commercialize their man-made diamond development/growing process.

Our future revenues are unpredictable, and we expect our operating results to fluctuate from period to period.

Our lack of operating history and the emerging nature of the markets in which we expect to compete make it difficult for us to accurately forecast our revenues in any given period. As such, our revenues could fall short of our expectations if we experience production delays or difficulties. Likewise, our revenues could fall short of expectations should our product not be met with the demand we anticipate from the marketplace.  We have no experience in financial planning for our business on which to base our planned operating expenses.

Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	outside market influences beyond our control, including extended periods of decreased demand for all diamond gemstones;
•	our ability to enter into successful strategic relationships;
•	our ability to attract purchasers and/or distributors;
•	the amount and timing of operating costs and capital expenditures relating to expansion of our cultured diamond producing operations;
•	the rate at which individuals and organizations accept our product;
•	an announcement or introduction of new or enhanced diamond or services by our competitors;
•	our ability to attract and retain qualified personnel; and
•	pricing policies instituted by our current and possible future competitors.

Page - 12

     The Company has generated limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, September 17, 2009, through March 31, 2012, the Company has accumulated deficit of $2,103,957.  We currently expect to generate revenue in the future, but there can be no assurances that we will ever generate revenue or generate sufficient revenues to achieve profitability.  If we do achieve profitability, there can be no assurances that we can sustain or increase profitability.

Neither of the Apollo Companies (from whom the Company purchased its Diamond Technology and patented Mosaic production approach) was able to successfully (profitably) develop and commercialize their man-made diamond development/growing process.

Our ability to develop our core technologies is subject to uncertainties.

The process by which we plan to manufacture diamond is highly complex.  We anticipate that customers will have highly specific quality standards that our cultured diamond will be required to meet. The cultured diamond we intend to sell is in the early stages of development and there can be no assurances that it will meet high customer standards.  Product failure or the inability to meet customer requirements would have a material adverse effect on our business, operating results and financial condition.  The process by which we plan to produce our cultured diamond requires the integration of several complex components, some of which will be provided by third-party suppliers.  The successful integration of the Diamond Technology and patented Mosaic production approach with third-party products will determine the performance and scalability of our production process.  We will be dependent upon our employees and vendors to maintain an adequate testing and technical support infrastructure to ensure the successful adoption and rollout of cultured diamond to customers.  We currently have no experience in these areas.  Failing in any of these areas could materially adversely affect our business.

We may not be able to establish effective distribution channels.

We initially intend to sell our cultured diamond gemstones in selected markets in the United States with subsequent distribution in select markets around the world.  We expect that we will be required to enter into distribution agreements with, and will be dependent upon, a number of third parties for distribution and sales of our cultured diamond.  We have not yet entered into distribution agreements with any distributors.  There can be no assurance that we will be able to enter into distribution agreements with distributors or that our distribution strategy will prove to be successful.  Additionally, there can be no assurance that distributors will devote the efforts needed for successful distribution of our cultured diamond gemstones.  The inability of the Company to enter into favorable arrangements with distributors or to achieve desired distribution of our cultured diamond would have a material adverse effect on our business, operating results and financial condition.

Our sales of diamond material for commercial applications will be dependent upon our ability to enter into profitable relationships with businesses best able to reap rewards from the unique characteristics of diamond.  There is no assurance that we will be able to initiate and maintain these relationships.

The Diamond Technology and patented Mosaic production approach may be vulnerable to failure.

Our success depends, in part, on the performance, reliability and availability of the Diamond Technology and patented Mosaic production approach and the cultured diamond we ultimately produce.  The Diamond Technology and patented Mosaic production approach and the cultured diamond produced thereby may be vulnerable to failure.  The failure of the Diamond Technology and patented Mosaic production approach or the cultured diamond produced thereby could adversely affect our business.  The process for manufacturing diamond using the Diamond Technology and patented Mosaic production approach is vulnerable to disruptions due to a variety of factors, which may lead to interruptions, delays, and losses of opportunities or inability to consistently market and sell our cultured diamond.  The occurrence of any of the foregoing events could have a material adverse effect on our business.

We may need to effectively manage rapid growth of our operations.

Our ability to successfully offer cultured diamond and to implement our business plan in a new market requires an effective planning and management process.  We are in the process of initiating our operations and anticipate having to increase our headcount substantially. Beginning our operations and potentially experiencing rapid growth would place a significant strain on our management systems, infrastructure and resources.  We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce.  Furthermore, we may be required to manage an increasing number of relationships with various users, customers and other third parties.  Any failure to expand any of the foregoing areas efficiently and effectively could cause our business to suffer.  We could experience a period of rapid and significant growth, which could continue over several years. We believe rapid growth would place a significant strain on our resources.  Our ability to manage growth effectively will require us to implement and improve operational and financial systems and to expand, train and manage our employee base.  We also may be required to manage multiple relationships with various suppliers, customers and other third parties.  Our future operating results will also depend on our ability to expand sales and marketing, research and development and administrative support organizations.  If the Company is unable to manage growth effectively, our business, financial condition and results of operations would be materially adversely affected.

Page - 13

We depend on our key management personnel.

Our success depends in part upon our ability to retain the services of certain executive officers and other key employees and on the skills, experience and performance of senior management and certain other key personnel, most of whom have either never worked together or who have worked together for only a short period of time.  The loss of the services of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.  Because we are in the early stages of development, we are also dependent on our ability to recruit, retain and motivate personnel with technical, manufacturing and chemical vapor deposition process skills.  There are a limited number of personnel with these qualifications and competition for such personnel may be intense.  Our inability to attract, integrate and retain additional qualified key personnel would materially adversely affect our business, operating results and financial condition.

We will need to hire additional personnel.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel.  We intend to hire a number of executive, technical, sales, and marketing, business development and administrative personnel during the next one or two years.  Competition for qualified personnel may prove intense, particularly in the technology markets.  If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer.

Our success depends upon achieving a critical mass of customers and strategic relationships.

Our success is largely dependent upon achieving significant market acceptance for our cultured diamond.  As of the date hereof, the Company has not marketed our cultured diamond to consumers.  Our market is at an early stage of development.  Although we believe that our cultured diamond will ultimately achieve broad market acceptance, our existing and potential competitors may offer diamond that could damage our business.

Our success is also dependent upon attracting significant numbers of distributors and strategic relationships in order to market and produce our cultured diamond.  Our ability to enter into beneficial distribution partnerships will depend in large part upon our success in convincing gemstone consumers that our cultured diamond is of a desired quality.  Failure to achieve and maintain a critical mass of market acceptance will seriously harm our business.

We need to establish brand awareness.

Due in part to the emerging nature of the market for “cultured” or “lab-grown” diamond and the substantial resources available to some of our competitors, our opportunity to achieve and maintain a significant market share may be limited.  We believe developing and maintaining awareness of the Scio Diamond brand name, or other brand name(s) to be determined in the future, is critical to achieving widespread acceptance of our business opportunity.  Further, the importance of brand recognition will increase as competition in our market increases. Successfully promoting and positioning the Company’s brand(s) will depend largely on the effectiveness of our production and marketing efforts, as well as our ability to deliver high-quality cultured diamond at competitive prices.  Therefore, we may need to increase our financial commitment to creating and maintaining brand awareness.  If we fail to successfully promote our brand name or if we incur significant expenses promoting and maintaining our brand name, it could have a material adverse effect on the results of our operations.

The current and future state of the global economy may curtail our operations and our anticipated revenues.

Our business may be adversely affected by changes in domestic and international economic conditions, including inflation, changes in consumer preferences and changes in consumer spending rates, personal bankruptcy and the ability to collect our accounts receivable.  Changes in global economic conditions may adversely affect the demand for our products and make it more difficult to collect accounts receivable, thereby negatively affecting our business, operating results and financial condition.  The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers.

Acts of war, terrorism or other unknown and unexpected events could disrupt our business and we could be required to cease our operations.

Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending, (iii) our inability to effectively market and distribute our products or (iv) our inability to access capital markets, our business and results of operations could be materially and adversely affected.  We are unable to predict whether the involvement in a war or other military action will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

Page - 14

A “going concern” qualification in our financial statements might create additional doubt about our ability to stay in business, which could result in a total loss of investment by our shareholders.

We have no revenues and have negative operating cash flows.  These issues raise substantial doubt about our ability to continue as a “going concern.”

Risks Related to Our Industry

The potential market for our cultured diamond is unproven and may not materialize.

There currently is no widely-developed market for cultured diamond, and we believe that companies operating in the gemstone field may not be fully aware of the existence and attributes of our cultured diamond.  As is the case with any new or potential product, market acceptance and demand are subject to a significant amount of uncertainty.  Neither of the Apollo Companies (from whom the Company purchased its Diamond Technology and patented Mosaic production approach) was able to successfully (profitably) develop and commercialize their man-made diamond development/growing process.  Our future financial performance will depend upon consumer acceptance of cultured diamond as a realistic and comparable alternative to mined diamond and other gemstones.  Because no widely-developed markets now exist for cultured diamond, it is difficult to predict the future growth rate, if any, and the size of the market for our cultured diamond.  We may spend significant amounts of capital to acquire diamond production systems at a time when demand for our cultured diamond is not at a level to fund those expenditures.  The market for our cultured diamond may never develop or may develop at a slower pace than expected due to a general lack of consumer acceptance of cultured diamond.  If the market fails to develop or develops more slowly than expected, or if our cultured diamond does not achieve significant market acceptance, our business, operating results and financial condition would be materially adversely affected.

We face significant competition.

Our cultured gemstone diamond will face competition from established producers and sellers of mined diamond and other known and potential manufacturers of cultured gemstones.  Other companies could seek to introduce cultured diamond or other competing diamond or to develop competing processes for production of cultured diamond.  We believe that the more successful the Company is in creating market acceptance for cultured gemstone diamond, the more competition can be expected to increase.  Increased competition could result in a decrease in the price charged by the Company for our cultured diamond or reduce demand for our cultured diamond, which would have a material adverse effect on our business, operating results and financial condition.  Further, our current and potential competitors may have significantly greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company. There can be no assurance that we will be able to compete successfully with existing or potential competitors.

Widespread consumer acceptance of cultured diamond gemstones is still developing.  At this time, the Company is aware that it may or will be competing with companies that produce or may produce cultured diamond, including Gemesis, Element Six, and Sumitomo.  We believe that as cultured gemstones continue to gain widespread consumer acceptance, the more competition can be expected to increase. Increased competition could result in a decrease in the price expected to be charged by the Company for our cultured diamond or reduce demand for our cultured diamond, which would have a material adverse effect on our business, operating results and financial condition.

Our potential competitors in the gemstone diamond industry may have significantly greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company.  Our competitors will likely include large multi-national gemstone diamond companies as well as numerous start-up and development-stage gemstone diamond and technology companies, some of whom we may not be aware.  We expect intense competition as we execute our business plan.  It is believed that some of our existing and potential competitors, as well as potential entrants into our market, have longer operating histories, larger user bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company.  Many of these potential competitors may be able to devote substantially greater resources to promotion and systems development than we can.  Barriers to developing competitive technology in our market may not be sufficient and current and competitors may be able to develop competing diamond at a relatively low cost.  Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our potential competitors introduce competing products. There can be no assurance that we will be able to compete successfully with potential competitors.

Rapid technological change will affect our business.

Rapidly changing technology, evolving industry standards, evolving consumer demands and frequent new product introductions are expected to define our market.  Our market’s early stage of development may exacerbate these characteristics.  Our future success will depend in significant part on our ability to continuously improve the quality of cultured diamond and our production capabilities in response to both the evolving demands of the market and competitive product offerings.  Efforts in these areas may not be successful.

We expect to have limited protection of our intellectual property and proprietary rights.

We regard the patents, trade secrets and similar intellectual property acquired via the ADI Asset Purchase as critical to our success. We must rely on patent law, trade secret protection and confidentiality agreements with our employees, customers, strategic partners, advisors and others to protect those proprietary rights.  Such measures, however, afford only limited protection, and we may not be able to maintain the propriety and/or confidentiality of the technology.  Despite these precautions, unauthorized third parties might use information that we regard as proprietary to compete or help others to compete with us.  There is no assurance that any of the existing patent applications or future patent applications, if made, will be granted, or, if granted, will not be invalidated or circumvented, or that the rights granted there under will provide us with a competitive advantage.  Any misappropriation of our proprietary information by third parties could materially adversely affect our business.  There can be no assurance that any other patents issued will provide any significant commercial protection to the Company, that the Company will have sufficient resources to prosecute its patents or that any patents will be upheld by a court should the Company seek to enforce its respective rights against an infringer.

Page - 15

    There can be no assurances that:

•	any pending patent applications or any future patent applications will result in the issuance of patents;
•	the scope of any patent protection will be effective to exclude competitors or to provide competitive advantages to us;
•	we will be able to commercially exploit any issued patents before they expire;
•	any of the patents held will be held valid if subsequently challenged
•	others will not claim rights in, or ownership of, the patents and other proprietary rights acquired or produced by the Company;
•	our cultured diamond will not infringe, or be alleged to infringe, the proprietary rights of others; or
•	we will be able to protect meaningful rights in proprietary technology over which the party does not hold patents.

Furthermore, there can be no assurances that others have not developed or will not develop diamond which may duplicate any of the diamond produced using the Diamond Technology and patented Mosaic production approach or our expected manufacturing processes or that others will not design around any of the Company’s patents.  The existence of valid patents does not provide absolute prevention from other companies independently developing competing technologies.  Existing producers of cultured diamond may refine existing processes for growing diamond or develop new technologies for growing diamond in a manner that does not infringe any intellectual property rights of the Company.  Other parties may independently develop or otherwise acquire substantially equivalent techniques, gain access to our acquired proprietary technology or disclose such technology.  In addition, whether or not we obtain additional patents, others may hold or receive patents covering components of diamond we independently develop in the future.  There can be no assurances that third parties will not claim infringement by us, and seek substantial damages, with respect to current or future diamond-related activities.  If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may become involved in material legal proceedings. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays and require us to:

•	cease manufacturing and selling the product in question, which could seriously harm us;
•	enter into royalty or licensing agreements; or
•	design commercially acceptable non-infringing alternative diamond.

There can be no assurances that we would be able to obtain royalty or licensing agreements, if required, on terms acceptable to us or at all, or that we would be able to develop commercially acceptable non-infringing alternative diamond.  The failure to do so could have a material adverse effect upon our business, financial condition, operating results and cash flows.  We cannot be absolutely certain that the Diamond Technology and patented Mosaic production approach does not infringe issued patents or other intellectual property rights of others. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to the Diamond Technology and patented Mosaic production approach.  There can be no assurance that our business and ability to produce diamond will not be impaired by claims that we are infringing upon the intellectual property of others.  We may be subject to future legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.  Intellectual property litigation is expensive and time-consuming, and could divert the Company’s management’s attention from diamond production and operating our business.  As a result of the foregoing, the limited protection of our acquired intellectual property rights and proprietary information could have a material adverse effect on the Company’s business, operating results and financial condition.

Substantial governmental regulation may restrict our ability to sell our cultured diamond.

Certain federal and state laws and regulations govern the testing, creation and sale of the types of diamond we intend to produce.  The United States Federal Trade Commission (“FTC”) and other comparable regulatory authorities here and in foreign countries may extensively and rigorously regulate our cultured diamond, product development activities and manufacturing processes.  In the United States, the FTC regulates the introduction and labeling of gemstone diamond.  We may be required to:

•	obtain clearance before we can market and sell our cultured diamond;
•	satisfy content requirements applicable to our labeling, sales and promotional materials;
•	comply with manufacturing and reporting requirements; and
•	undergo rigorous inspections.

The process of obtaining marketing clearance for new gemstone diamond from the FTC may prove costly and time consuming.  The FTC has neither approved nor prohibited the use of the term “cultured” to describe the diamond the Company intends to sell as gemstones. However, in December 2006, the Jewelers’ Vigilance Committee submitted a petition (the “Petition”) to the FTC seeking amendment to the Guides for the Jewelry, Precious Metals, and Pewter Industries, 16 C.F.R. Part 23 (“Guides”) to include the term “cultured” as a proscribed term to describe laboratory-created diamond.  By opinion, dated July 21, 2008, the FTC denied the Petition finding it did not demonstrate that the use of the term “cultured” to describe laboratory-created diamond, when qualified by one of the terms provided in the Guides, is deceptive or unfair and declined to amend the Guides as requested by the Petition.  The Company has not procured FTC clearance, and the FTC has precluded the Company from selling diamond produced using the Diamond Technology and patented Mosaic production approach.  Despite its knowledge of the existing limited sales of cultured diamond gemstones, there can be no assurances that the FTC will not preclude the Company, or others similarly situated from marketing and selling cultured diamond.

Page - 16

The FTC has the power to restrict the offer and sale of diamond that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to the type, kind, quality, character, value, origin or other characteristics of a diamond gemstone.  Under current guidelines issued by the FTC, the Company is permitted to market its diamond gemstones as “Scio-created,” “lab-created diamond”, “laboratory created diamond,” “laboratory grown diamond” or “cultured” so long as that term is accompanied by any of the foregoing and such designations may inhibit marketing descriptions that are more favorable to creating consumer demand.  We may come under close scrutiny by governmental agencies and industry testing organizations and also by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our cultured diamond.  If our production or marketing is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to produce and market our cultured diamond as “cultured diamond”, “lab-created diamond”, or otherwise as a mined diamond alternative, our business, operating results and financial condition could be materially adversely affected.

Our cultured diamond must also comply with similar laws and regulations of foreign countries in which we market such diamond.  In general, the extent and complexity of gemstone diamond regulation is increasing worldwide.  This trend may continue, and the cost and time required to obtain marketing clearance in any given country may increase as a result.  Should it prove necessary, there can be no assurances that our cultured diamond will obtain any necessary foreign clearances on a timely basis, or at all.  Our inability to satisfy specific requirements for approval by domestic and/or foreign regulatory agencies could materially adversely affect our ability to bring diamond to market and generate revenue.

Federal, state, local and foreign laws and regulations (especially those regarding approval of gemstone diamond) are always subject to change, and could have a material adverse effect on the testing and sale of our cultured diamond and, therefore, our business.

Regulatory authorities may limit our business in the future.

We will be subject to extensive regulatory requirements.  Government authorities can withdraw marketing clearance due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance.  Ongoing regulatory requirements are wide-ranging and govern, among other things:

•	product manufacturing;
•	annual inspections related to ISO certification of our quality system;
•	supplier substitution;
•	product changes;
•	process modifications;
•	the process of assuring origin of mine and/or production of diamond;
•	gemstone diamond reporting; and
•	product sales and distribution.

We expect that various government agencies may inspect our facilities from time to time to determine whether we are in compliance with applicable laws and regulations.  If we fail to comply or maintain compliance with gemstone diamond laws or regulations, regulatory authorities may fine us and bar us from selling our cultured diamond. If a regulatory agency believes we are not in compliance with such laws or regulations, it may be able to:

•	seize our cultured diamond;
•	require a recall;
•	withdraw previously granted market clearances;
•	implement procedures to stop future violations; and/or
•	seek civil and criminal penalties against us.

Risks Related to an Investment in our Common Stock

An investment in the Company involves a high degree of risk.

An investment in the Company is speculative and involves a high degree of risk, including the loss of an investor’s entire investment in the Company.  There is no guaranteed rate of return an investment in the Company, and there is no assurance that an investor will be able to resell his or her shares for the amount paid for them or for any other amount.  Investors should not invest in the Company unless they can afford to lose their entire investment.

Page - 17

Shareholders may be unable to exercise control because directors and officers own and control a large percentage of the Company’s stock.

As of June 30, 2012, the Company had 27,570,567 shares of common stock outstanding.

The following table shows the percentage of shares of common stock of the Company beneficially owned by our directors and executive officers as of June 30, 2012.  Each stockholder’s beneficial ownership percentage is based on: (1) 27,570,567 shares of common stock outstanding as of June 30, 2012, and (2) the assumed sale and issuance of 17,000,000 shares of common stock to the certain current and former stockholders of ADI and ADGC for $0.01 per share in the ADI/ADGC Stockholder Offering.

The number of shares of the Company’s common stock reflected in the Pro Forma % Fully-Diluted Ownership calculation also includes:

•	2,538,750 shares of our common stock issuable upon the exercise of outstanding warrants; and
•	4,660,000 shares of our common stock issuable upon the exercise of vested and unvested outstanding stock options granted to our executive officers.

				% Beneficially Owned
Name	Outstanding Shares Owned1		Vested Options4	Before the ADI/ADGC Stockholder Offering	After the ADI/ADGC Stockholder Offering	Pro Forma % Fully-Diluted Ownership
Directors
Edward S. Adams	4,890,000	2	-	18.0%	11.1%	9.1%
Joseph D. Lancia	2,290,000		750,000	10.9%	6.8%	9.9%
Michael R. Monahan	4,890,000	3	-	18.0%	11.1%	9.1%
Theodorus Strous	-		61,500	-	-	0.3%

Executive Officers (Non-Directors)
Charles G. Nichols	-		200,000	0.7%	0.5%	0.8%
Michael W. McMahon	-		330,000	1.2%	0.7%	1.1%

Total (6 persons)	12,070,000		1,341,500	48.8%	30.2%	30.3%

1 Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan and shares held by the named person’s spouse.

2 Includes 2,000,000 shares owned by Mr. Adams’ wife, for which Mr. Adams disclaims beneficial ownership.

3 Includes 1,000,000 shares owned by Mr. Monahan’s wife, for which Mr. Monahan disclaims beneficial ownership.

4 Includes shares that may be acquired within 60 days of the date hereof by exercising stock options.  In calculating the number of shares beneficially owned by an individual and the percentage ownership of that individual, shares underlying options held by that individual that are either currently exercisable or exercisable within 60 days from June 30, 2012 are deemed outstanding.  These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.

In addition to vested options, Mr. Lancia, Mr. Nichols and Mr. McMahon hold unvested options to acquire 2,250,000 shares, 275,000 shares and 270,000 shares, respectively, and such shares are deemed to be outstanding for the purpose of computing Pro Forma % Fully-Diluted Ownership.

5 Granted to Mr. Strous pursuant to the terms of the consulting agreement entered between the Company and Mr. Strous prior to Mr. Strous’ election to the board of directors.

Therefore, our executive officers and directors collectively have considerable influence to:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our Articles of Incorporation or Bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	determine the outcome of any other matter submitted to the shareholders for vote.

The limited ability of shareholders to exercise control over the Company may adversely affect the future market price for our securities and the rights of our shareholders.

Company transactions could be influenced and affected by conflicts of interest.

Certain board members of the Company are partners in the law firm of Adams Monahan, LLP, which has previously provided legal services to the Apollo Companies and the Company.  This relationship may continue going forward and Adams Monahan, LLP may continue to provide legal services to the Company.  See “Shareholders may be unable to exercise control because directors and officers own and control a large percentage of the Company’s common stock,” above, for information regarding the percentage of ownership of the Company beneficially owned by held our directors, Edward S. Adams, who serves as our Chairman, and Michael R. Monahan, both of whom are partners in Adams Monahan LLP.

Page - 18

On August 5, 2011, we purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company, of which Mr. Adams and Mr. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock, and Mr. Lancia acquired 2,000,000 shares.  Mr. Adams and Mr. Monahan were directors of Private Scio, and Mr. Lancia was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio

We purchased certain assets, consisting primarily of diamond growing machines and intellectual property related thereto, from ADI on August 31, 2011. We and ADI have substantial common ownership, and both Mr. Adams, in an executive role, and Mr. Monahan previously served in various capacities with ADI until 2011.

In addition, on June 5, 2012, we acquired certain assets, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, from ADGC. ADGC and the Company have substantial common ownership.  Mr. Adams and Mr. Monahan also served in various capacities with ADGC through early 2011. ADI and certain of its shareholders also own or owned a substantial interest in ADGC.

In connection with the purchase of assets from ADGC and the prior purchase of assets from ADI, we are, among other things, providing certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 17 million shares of our common stock at a nominal purchase price in the ADI/ADGC Stockholder Offering.

The Company understands that most of the outstanding shares of ADI and ADGC were redeemed prior to and in anticipation of the Company’s purchase of assets from ADI and ADGC.  Mr. Adams and his spouse owned approximately 2% of the common stock of ADI and 11% of the common stock of ADGC (prior to the stock repurchases by such companies in 2011).  Neither Mr. Adams nor his spouse is participating in the ADI/ADGC Stockholder Offering.  Mr. Monahan held no stock of ADI and approximately 4% of the stock of ADGC (prior to the stock repurchases by ADGC in 2011).  Mr. Monahan is not participating in the ADI/ADGC Stockholder Offering.  Mr. Adams and Mr. Monahan and their law firm have provided legal services to each of ADI, ADGC and the Company.  Robert C. Linares, the Chairman of the Board of each of ADI and ADGC, who is also the largest stockholder of each of ADI and ADGC, is the father-in-law of Mr. Adams.  Mr. R. Linares is expected to purchase up to 250,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI/ADGC Stockholder Offering. Bryant R. Linares, a former executive officer of both ADI and ADGC, and the second largest stockholder previously of both ADI and ADGC, is expected to purchase up to 1,000,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI/ADGC Stockholder Offering.  Mr. B. Linares is the brother-in-law of Mr. Adams.

Provisions in our Articles of Incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore, depress the trading price of the common stock.

The actual issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our Articles of Incorporation and Bylaws also contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our shareholders may deem advantageous. These provisions include the following:

•
deny holders of our common stock cumulative voting rights in the election of directors, meaning that shareholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•	require any stockholder wishing to properly bring a matter before a meeting of shareholders to comply with specified procedural and advance notice requirements; and
•	allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

There is no active public market for any of our securities, which are not listed on any stock exchange, and transfer of our securities, is restricted.

There is presently no active market, private or public, for our securities, and there can be no assurance that a trading market will ever develop or, if developed, that it will be maintained.  Our securities are not listed on any stock exchange.  We believe that we currently may not have enough shareholders or outstanding shares to support an active trading market, even if the securities were listed on a recognized trading exchange.  There can be no assurance that our investors will be able to resell any of our securities at any price.  The Company makes no representation to investors regarding the value of its securities, and, particularly in light of the thin trading in the Company's securities, trading prices may or may not reasonably reflect the intrinsic value, if any, of the Company's securities.

Page - 19

We may be deemed to be a former shell company in accordance with the Securities Act.  We filed a Form 8-K on August 18, 2011, which stated management’s conclusion that we were no longer a shell corporation.  However, we intend to amend our Form 8-K filed on September 2, 2011 with respect to the purchase of assets from ADI, to reflect our current conclusion that we were still a shell company immediately prior to the purchase of such assets.  Therefore, it is unclear as to what date we will be deemed to have filed our Form 10 information.  Assuming that we are now a former shell company (which we currently believe to be the case), then our shares of common stock may not be resold under Rule 144 of the Securities Act except pursuant to Rule 144(i).  Resales under Rule 144(i) generally require, that, in addition to the normal Rule 144 requirements and limitations: (1) we have ceased to be a shell company; (2) we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”); (3) we have filed all Exchange Act reports required for the past 12 months; and (4) a minimum of one year has elapsed since we filed current Form 10 information on Form 8-K changing our status from a shell company to a non-shell company.  An investment in the Company should be considered a long-term, illiquid investment, and investors should be able to withstand a complete loss of their investment.

Our Bylaws specifically provide that we shall not be required to effectuate the transfer of any shares of our common stock without first receiving from the transferring stockholder (i) an opinion of counsel satisfactory to the Company that a proposed transfer may be made lawfully without the registration of such shares pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and applicable state securities laws, or (ii) evidence that the shares proposed to be transferred have been registered under the Securities Act.  The existence of the foregoing restrictions may, therefore, adversely affect the future market price for our securities and the rights of our shareholders.

Future stock issuances could severely dilute our current shareholders’ interests.

The future issuance of common stock or preferred stock may result in dilution in the percentage of our common stock held by our existing shareholders.  Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock or preferred stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing shareholders.

In addition to Company securities to be issued in connection with ongoing capital raising and pursuant to the ADI/ADGC Stockholder Offering, as of June 30, 2012, the Company had reserved 4,660,000 shares of common stock for issuance upon the exercise of vested and unvested options (with such unvested options being subject to performance-based vesting criteria) to purchase shares of the Company’s common stock that have been previously issued to certain executive officers and other employees of the Company.

In addition, it is the Company’s current intention (depending on the development of the business plan and other factors) to raise substantial additional capital during 2012, which we expect to result in substantial dilution in the percentage of our common stock held by our existing shareholders.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders’ voting power and may result in dilution to the book value per share held by existing shareholders.

We must raise additional capital in order for our business plan to succeed.  Our most likely source of additional capital will be through the sale of additional shares of common stock.  Such stock issuances would cause shareholders’ voting interests in our Company to be diluted and may cause the book value per share held by existing shareholders to be diluted.  Such dilution could negatively affect the value of investors’ shares.

We do not expect to pay cash dividends in the foreseeable future.

We are not obligated to pay dividends with respect to our capital stock, and we do not anticipate the payment of cash dividends on our capital stock in the foreseeable future.  Any decision to pay dividends will depend upon our profitability at the time, cash available, and other factors; however, it is currently anticipated that any future profits received from operations will be retained for operations.  Therefore, no assurance can be given that there will ever be any such cash dividend or distribution in the future.  Accordingly, investors must rely on sales of their capital stock after price appreciation, which may never occur, or a sale of our Company or other similar transaction as the only way to realize a gain on their investment.

If we do not obtain additional financing, our business may fail.

We anticipate that additional funding will be needed for general administrative expenses, operating costs and marketing costs.  There is no guarantee that we will be able to raise the required cash and because of this our business may fail.  We have not generated any revenue from operations to date.  The specific cost requirements needed to maintain operations will depend upon the production we are able to generate.  If we are not able to raise the capital necessary to fund our business objectives, we may have to delay the implementation of our business plan.  Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms or conditions of additional financing available to us.  The most likely source of future funds available to us is through the sale of additional shares of common stock.  There is no guarantee that we will be able to raise the funds required by the Company and, if we are not able to raise such funds, then our business may fail.

Page - 20

Because our continuation as a going concern is in doubt, we may be forced to cease business operations unless we can generate profitable operations in the future.

We will be incurring losses until we build a break-even level of revenue.  Further losses are anticipated in the development of our business.  As a result, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We will require additional funds in order to provide proper service to our potential clients.  At this time, we cannot assure investors that we will be able to obtain financing. If we are unable to raise needed financing, we will have to delay or abandon further operations.  If we cannot raise financing to meet our obligations, we will be insolvent and may be forced to cease our business operations.

If an active trading market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no active trading market for our common stock and we can provide no assurance that a market will develop.  We may decide to apply for listing of our common stock on a U.S. exchange.  However, we can provide no assurances that we will apply or that our common stock would be accepted for listing on any stock exchange.  Accordingly, we can provide investors with no assurance that our shares will be traded on a U.S. exchange or, if traded, that an active public trading market will materialize.  If no active trading market is ever developed for our shares, it will be difficult for shareholders to sell their stock.  In such a case, shareholders may find that they are unable to sell their shares of our common stock.

Our shares of common stock are subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders’ voting power and may result in dilution to the book value per share held by existing shareholders.

We must raise additional capital in order for our business plan to succeed.  Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances would cause shareholders’ voting interests in our Company to be diluted and may cause the book value per share held by existing shareholders to be diluted.  Such dilution could negatively affect the value of investors’ shares.

We have very little experience as a public company and may not be able to operate successfully as a public company, regardless of whether our operations are successful.

We have operated as a public company for a very limited period of time.  We have little experience in complying with the various rules and regulations which are required of a public company.  As a result, we may not be able to operate successfully as a public company, regardless of whether our operations are successful.

Our board of directors has concluded that the issuance of shares of the Company’s common stock to certain current and former stockholders of ADI (as part of the ADI/ADGC Stockholder Offering) in connection with our purchase of assets from ADI should have been treated as part of the purchase price of the ADI assets and that we are required to restate our quarterly financial statements for each of the quarters ended September 30, 2011 and December 31, 2011 and to amend our Form 10-Qs for each such period.  We also intend to amend our Form 8-K filed on September 2, 2011 with respect to the purchase of assets from ADI to reflect our current conclusion that we were a shell company immediately prior to the purchase of such assets.  Therefore, it is unclear as to what date we will be deemed to have filed our Form 10 information.

If we cannot operate successfully as a public company, an investment in our Company may be adversely affected.  Our inability to operate as a public company could be the basis of an investor losing his or her entire investment in us.  As a public company, we will incur significant costs including but not limited to the following: audit, legal, internal costs related to compliance, market maker, transfer agent, and EDGAR filing fees.  These costs are expected to be substantial and will vary depending on the Company’s activity and the SEC’s review of the Company.

Page - 21

Material weaknesses in our disclosure controls and procedures or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our common stock price.

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, necessary to ensure that adequate review of our financial statements and notes thereto is performed, and have concluded that our internal control over financial reporting was not effective as of March 31, 2012.  These material weaknesses and our remediation plans are described further in Item 9A.  Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected.  We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all.  Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

We may expend a substantial amount of time and resources in connection with SEC, other regulatory, or shareholder-related inquiries or legal actions related to our restatement of our previously filed financial statements and other disclosures and the transactions related thereto or other matters.

We may expend a substantial amount of time and resources in connection with SEC, other regulatory or shareholder-related inquiries or legal actions related to our restatement of our previously filed financial statements and other disclosures and the transactions related thereto or other matters.  Such actions could have a material adverse effect on the Company's liquidity and financial condition and could also affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

We have been served with a complaint filed by a former shareholder of ADI.

                On or about August 3, 2012, we were served with a complaint filed by Kenneth Fink, a former shareholder of ADI, against our Chairman, Edward S. Adams and our director Michael R. Monahan, their respective spouses, Robert C. Linares, the Chairman of ADI and ADGC, the law firm of Adams Monahan LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation and is referred to in this Annual Report as “Private Scio”, the Company, and, as a nominal defendant, ADI, in the U.S. District Court for the District of Minnesota.

                The complaint alleges (i) against Adams, Monahan, Linares, Adams Monahan LLP, and the Company, violations of SEC Rule 10b-5 promulgated under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, (ii) against Adams, Monahan, Linares, Adams Monahan LLP, and the Company, violations of the Minnesota Securities Act, Minn. Stat. § 80A.68 and 80A.76, (iii) against Adams, Monahan, Linares, and Adams Monahan LLP, constructive fraud – rescission of security redemption, and (iv) against all defendants, constructive fraud – rescission.  Each of the allegations relates to, among other things, certain actions taken in connection with the ADI Asset Purchase, the ADGC Asset Purchase, and the ADI/ADGC Stockholder Offering.

                Mr. Fink is seeking direct and consequential damages in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest and reasonable attorney’s fees and costs, rescission of the alleged improper corporate transactions and disgorgement of improperly obtained fees, and other appropriate equitable relief.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Disclosure under this item is not applicable because the Company is a smaller reporting company.

ITEM 2. PROPERTIES.

           Our corporate headquarters and production facility is located in Greenville, South Carolina.  The production facility includes approximately 3,200 square feet adjoining our headquarters office. We have a seven-year lease on the facility, which is a 9,003 square foot facility, located at 411 University Ridge, Greenville, SC 29601.

We also have a research and development facility located in Hudson, Massachusetts, which is partially completed.  We anticipate that the upfitting of this facility will be completed in 2012.  This facility is under a two-year lease.  We believe that both of our properties are adequately insured.

Page - 22

Annual rental payments for the next seven years are as follows:

2013	$ 176,445
2014	169,545
2015	135,045
2016	198,516
2017 and thereafter	595,548

ITEM 3. LEGAL PROCEEDINGS.

On or about August 3, 2012, we were served with a complaint filed by Kenneth Fink, a former shareholder of ADI, against our Chairman, Edward S. Adams, and his wife, Denise L. Adams, our director Michael R. Monahan, and his wife, Julie C. Monahan, Robert C. Linares, the Chairman of ADI and ADGC, the law firm of Adams Monahan LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation and is referred to in this Annual Report as “Private Scio”, the Company, and, as a nominal defendant, ADI, in the U.S. District Court for the District of Minnesota.

The complaint alleges (i) against Adams, Monahan, Linares, Adams Monahan LLP, and the Company, violations of SEC Rule 10b-5 promulgated under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, (ii) against Adams, Monahan, Linares, Adams Monahan LLP, and the Company, violations of the Minnesota Securities Act, Minn. Stat. § 80A.68 and 80A.76, (iii) against Adams, Monahan, Linares, and Adams Monahan LLP, constructive fraud – rescission of security redemption, and (iv) against all defendants, constructive fraud – rescission.  Each of the allegations relates to, among other things, certain actions taken in connection with the ADI Asset Purchase, the ADGC Asset Purchase, and the ADI/ADGC Stockholder Offering.

Mr. Fink is seeking direct and consequential damages in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest and reasonable attorney’s fees and costs, rescission of the alleged improper corporate transactions and disgorgement of improperly obtained fees, and other appropriate equitable relief.  The Company denies any liability and intends to vigorously defend this action.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the ticker “SCIO”.  Beginning November 16, 2010, our common stock was quoted on the OTC Bulletin Board under the symbol “KHRB.OB”; however, on August 5, 2011, our symbol was changed to “KHRBD.OB”, and later to “SCIO” to reflect the Company’s name change.  Because we are quoted on the OTC Bulletin Board, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.  The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

After the acquisition of the Scio Diamond Technology Corporation name on August 5, 2011, trading of our common stock did not begin on the OTC Bulletin Board until September 23, 2011.  The following table sets forth the low and high closing sales prices of shares of our common stock from September 23, 2011 through March 31, 2012, as reported by the OTC Bulletin Board.

Fiscal Year Ended March 31, 2012	High	Low
Fourth Fiscal Quarter	$4.16	$2.55
Third Fiscal Quarter	4.47	3.23
September 23, 2011 through the end of the Second Fiscal Quarter	3.18	2.50

Holders

As of June 30, 2012, there were 27,570,567 shares of common stock outstanding held by approximately 107 stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and we do not intend to declare cash dividends for the foreseeable future.  Any decision to pay dividends will depend upon our profitability at the time, cash available, and other factors; however, it is currently anticipated that any future profits received from operations will be retained for operations.

Page - 23

Securities Authorized for Issuance under Equity Compensation Plans

We did not have an equity compensation plan in effect as of our most recent fiscal year, which ended March 31, 2012.  Subsequently on May 7, 2012, we implemented equity compensation arrangements for our executive officers and several key employees.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the financial statements of the Company, and the notes to those statements, included elsewhere in this Form 10-K, as well as the rest of this Annual Report on Form 10-K.  The statements in this discussion regarding outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” and “Cautionary Notice Regarding Forward Looking Statements” sections of this Annual Report on Form 10-K.  Our actual results may differ materially from those contained in or implied by any forward-looking statements.

GENERAL

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

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date (which promissory note had a remaining outstanding balance of $125,000 as of March 31, 2012).  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the opportunity to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).

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

Page - 24

As of March 31, 2012, the Company had not generated any revenue from the sale of diamond or diamond materials nor did it have firm orders placed by potential customers.  However, if the Company is able to produce high-quality, relatively low-cost diamond and diamond materials in reliable quantities, then such products may be incorporated into existing applications and technologies and spur new technologies.  In such case, the Company expects numerous product development and licensing opportunities for the Company.  The unique physical properties of diamond combined with consistent availability made possible by our Diamond Technology and patented Mosaic production approach lead to potential market opportunities in electronics, optics, communications, and computing.

See Part I, Item 1. (Business) for additional information regarding our business.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States "GAAP". We describe our significant accounting policies in the notes to our audited financial statements as of March 31, 2012.

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

        The following is a summary of the more significant judgmental estimates and complex accounting principles, which represent our critical accounting policies.

Development Stage Company

The Company's financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom.

Asset Purchases

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the opportunity for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share.  The Company has estimated the fair value of such rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right.

The following table reflects our purchase price allocation of the assets:

Machinery and Equipment	$943,685
Reactors	2,311,818
In Process Research & Development	9,784,497
Total	$13,040,000

The Company completed a third-party valuation to determine the fair value of the assets acquired.  The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

We believe that the acquisition of these assets from ADI was not the acquisition of a “business” within the definition set forth in Rule GAAP or 11-01(d).

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight line basis beginning at the time it is placed in service, based on the following estimated useful lives:

Years
Machinery and equipment	3–15
Furniture and fixtures	3–10
Engineering equipment	5–12

Page - 25

Leasehold improvements are depreciated at the lesser of the remaining term of the lease or the life of the asset (generally three to five years).

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment has not been placed into service as of March 31, 2012.

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

RESULTS OF OPERATIONS

Year Ended March 31, 2012 Compared to the Year Ended March 31, 2011

Our net loss for the year ended March 31, 2012 was ($2,066,900), compared to net losses of ($30,846) for the year ended March 31, 2011.  Our cumulative net loss since inception (September 17, 2009) through March 31, 2012 was ($2,103,957).  Through March 31, 2012, we had not generated any revenue since inception.

During the year ended March 31, 2012, we incurred total expenses of $2,190,957, compared to total expenses of $30,846 during the year ended March 31, 2011.  Since inception (September 17, 2009) through March 31, 2012, we have incurred total expenses of $2,152,957, which have generally related to corporate overhead, marketing, financial and administrative contracted services, such as legal and accounting, developmental costs, and expenses associated with the filing of our registration statement and other SEC filings.

    We have not had any revenue to offset our expenses, and so we have incurred net losses.  During the year ended March 31, 2012, the Company received grant income of $75,000 which was included in other income on the statement of operations.  Our net loss per share for the year ended March 31, 2012 was ($0.12) per share, compared to a net loss per share of ($0.00) per share for the year ended March 31, 2011.  The weighted average number of shares outstanding was 17,401,174 and 6,400,000, respectively, for the years ended March 31, 2012 and 2011.
FINANCIAL CONDITION

At March 31, 2012, we had total assets of $14,323,173, compared to total assets of $933 at March 31, 2011.  This increase in assets was primarily related to the ADI Asset Purchase.  We had cash of $808,516 at March 31, 2012.

    Total liabilities at March 31, 2012 were $723,501 compared to total liabilities of $11,990 at March 31, 2011.  Total liabilities as of March 31, 2012 were comprised primarily of notes payable, accounts payable and accrued expenses.

       Total shareholders’ equity was $13,599,672 at March 31, 2012, compared to ($11,057) at March 31, 2011.  Shareholders’ equity increased during the year primarily due to issuance of subscription rights in connection with the issuance of subscrption right in connection with ADI Asset Purchase.  Other components of the change in shareholders’ equity related sales and to sales and issuances of common stock and net losses during the period.

Page - 26

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the year ended March 31, 2012, net cash flows used in operating activities were ($1,375,518), consisting primarily of a net loss of ($2,066,900) offset by an increase in current liabilities of ($588,569), compared to net cash flows used in operating activities for the year ended March 31, 2011 of ($31,928).  Since inception (September 17, 2009) through March 31, 2012, net cash flows used in operating activities were ($1,409,075).

Investing Activities

For the year ended March 31, 2012, net cash flows used in investing activities were ($1,396,520), consisting primarily of the ADI Asset Purchase.  Net cash flows used in investing activities were ($0) for the year ended March 31, 2011 and ($1,396,520) for the period from inception (September 17, 2009) to March 31, 2012.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity and debt instruments.  For the years ended March 31, 2012 and March 31, 2011, we generated $3,579,622 and $7,411 from financing activities, respectively.  For the period from inception (September 17, 2009) to March 31, 2012, net cash flows provided by financing activities were $3,614,112, consisting primarily of proceeds from the sale of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

       Existing cash of $1,274,994 as of June 30, 2012, is expected to be adequate to fund our operations over the next fiscal quarter through September 30, 2012. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations through March 31, 2012 through the proceeds of sales of our common stock.  As of June 30, 2012, we have commitments from existing shareholders for the purchase of over $1,000,000 in units consisting of common stock and warrants for the purchase of shares of common stock.  These commitments are contingent upon our passing certain operating milestones.  In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) manufacturing operations; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page - 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of SCIO Diamond Technology Corporation

We have audited the accompanying balance sheet of SCIO Diamond Technology Corporation (the “Company”) as of March 31, 2012, and the related statements of operations, shareholders’ equity, and cash flows for the year ended March 31, 2012 and for the period September 17, 2009 (inception) through March 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCIO Diamond Technology Corporation as of March 31, 2012, and the results of its operations and its cash flows for the year ended March 31, 2012 and for the period September 17, 2009 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated no revenue, incurred net losses and incurred negative operating cash flows since inception and will require additional financing to fund the continued development of products.  The availability of such financing cannot be assured.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry, Bekaert & Holland, L.L.P.

Greenville, South Carolina

August 16, 2012

Page - 28

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
BALANCE SHEETS

	March 31,	March 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$808,516	$933
Inventory	2,503	-
Prepaid expenses	23,295	-

Total current assets	834,313	933

Property, plant and equipment
Facility	145,301	-
Construction in progress	270,000	-
Manufacturing equipment	3,178,577	-
Other equipment	58,144	-
Total property, plant and equipment	3,652,022	-
Less accumulated depreciation	(3,397)	-
Net property, plant and equipment	3,648,625	-

Intangible assets	9,784,497	-
Prepaid assets, noncurrent	41,938	-
Other assets	13,800	-

TOTAL ASSETS	$14,323,173	$933

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable	$125,000	$-
Accounts payable	66,080	-
Accounts payable - related parties	131,984	-
Notes payable - related party	-	8,490
Accrued expenses	400,437	3,500

Total current liabilities	723,501	11,990

Shareholders' Equity (Deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized
26,013,070 and 6,400,000 shares issued and outstanding at
March 31, 2012 and March 31, 2011, respectively	26,013	6,400
Additional paid-in capital	15,937,616	19,600
Deficit accumulated during the development stage	(2,363,957)	(37,057)

Total shareholders' equity (deficit)	13,599,672	(11,057)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$14,323,173	$933

The accompanying notes are an integral part of these financial statements.

Page - 29

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
STATEMENTS OF OPERATIONS
For the years ended March 31, 2012 and 2011 and for the period September 17, 2009 (inception) through March 31, 2012

	Year	Year	September 17, 2009
	Ended	Ended	(Inception) through
	March 31,2012	March 31, 2011	March 31,2012

Revenue
Gross revenue	$-	$-	$-

Operating expenses
Professional and consulting fees	1,534,518	28,788	1,566,806
Salaries and benefits	284,353	-	284,353
Rent, equipment lease and facilities expense	97,015	-	97,015
Marketing costs	28,347	-	28,347
Depreciation	3,397	-	3,397
Corporate general and administrative	190,306	2,058	195,075

Loss from operations	(2,137,936)	(30,846)	(2,,174,993)

Other income (expense)
Interest (expense)	(15,021)	-	(15,021)
Gain on restructuring	11,057	-	11,057
Other income (expense)	75,000	-	75,000

Net loss	$(2,066,900)	$(30,846)	$(2,103,957)

Loss per share
Basic:
Weighted average number of shares outstanding	17,401,174	6,400,000
Loss per share	$(0.12)	$(0.00)
Fully diluted:
Weighted average number of shares outstanding	17,401,174	6,400,000
Loss per share	$(0.12)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Page - 30

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 31, 2012 and 2011 and for the period September 17, 2009 (inception) through March 31, 2012

	Common Stock		Additional Paid in	Deficit Accumulated During the
	Shares	Amount	Capital	Development Stage	Total
Inception, September 17, 2009	-	$-	$-	$-	$-
Common stock issued to founder
at $.0.002 per share	2,000,000	2,000	2,000	-	4,000
Common stock issued for cash
at $.0.005 per share	4,400,000	4,400	17,600	-	22,000
Net loss for period ended March 31, 2010	-	-	-	(6,211)	(6,211)

Balance, March 31, 2010	6,400,000	6,400	19,600	(6,211)	19,789
Net loss for period ended March 31, 2011	-	-	-	(30,846)	(30,846)

Balance, March 31, 2011	6,400,000	6,400	19,600	(37,057)	11,057
Shares issued for purchase of trade name	13,000,000	13,000	247,000	-	260,000
Common stock issued for cash, net of fees,
at $0.70 per share	6,613,070	6,613	4,439,009	-	4,445,622
Deemed distribution	-	-	-	(260,000)	(260,000)
Subscription rights issued for purchase of assets	-	-	11,040,000	-	11,040,000
Warrants issued for services from non-employees	-	-	192,007	-	192,007
Net loss for the year ended
March 31, 2012	-	-	-	(2,066,900)	(2,066,900)

Balance, March 31, 2012	26,013,070	$26,013	$15,937,616	$(2,363,957)	$13,599,672

The accompanying notes are an integral part of these financial statements.

Page - 31

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
STATEMENTS OF CASH FLOW
For the years ended March 31, 2012 and 2011 and for the period September 17, 2009 (inception) through March 31, 2012

	Year	Year	September 17, 2009
	Ended	Ended	(Inception) through
	March 31,2012	March 31,2011	March 31,2012

Cash flows from operating activities:
Net loss	$(2,066,900)	$(30,846)	$(2,103,957)
Adjustments to reconcile net loss to net cash used in
operating activities:
		-
Depreciation	3,397	-	3,397
Gain on restructuring	(11,057)	-	11,057
Expense for warrants issued in exchange for services	192,007	-	192,007
Changes in assets and liabilities:
(Increase) in prepaid expenses	(65,232)	-	(65,232)
(Increase) decrease in inventory and other assets	(16,303)	-	(16,303)
Increase in accounts payable	198,065	-	198,065
Increase (decrease) in accrued expenses	390,505	(1,082)	394,005

Net cash from operating activities	(1,375,518)	(31,928)	(1,409,075)

Cash flows from investing activities:
Purchase of assets	(1,000,000)	-	(1,000,000)
Proceeds from disposal of property, plant and equipment	97,270	-	97,270
Purchase of property, plant and equipment	(493,790)	-	(493,790)

Net cash from investing activities	(1,396,520)	-	(1,396,520)

Cash flows from financing activities
Services financed with a note payable	250,000		250,000
Proceeds from note payable - related party	9,000	7,411	17,490
Sale of common stock - net of fees	4,445,622	-	4,471,622
Payments on notes payable	(1,125,000)	-	(1,125,000)

Net cash from financing activities	3,579,622	7,411	3,614,112

Change in cash and cash equivalents	807,584	(24,517)	808,517
Cash and cash equivalents, beginning of period	933	25,450	-

Cash and cash equivalents, end of period	$808,517	$933	$808,517

The accompanying notes are an integral part of these financial statements (Continued)

Page - 32

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
STATEMENTS OF CASH FLOW
For the years ended March 31, 2012 and 2011 and for the period September 17, 2009 (inception) through March 31, 2012 (Continued)

	Year	Year	September 17, 2009
	Ended	Ended	(Inception) through
	March 31,2012	March 31,2011	March 31,2012
Supplemental cash flow disclosures:
Cash paid for:
Interest	$3,000	$-	$3,000
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$1,000,000	$-	$1,000,000
Purchase of assets funded through subscription rights	$11,040,000	$-	$11,040,000
Common stock issued for purchase of trade name	$260,000	$-	$260,000

The accompanying notes are an integral part of these financial statements

Page - 33

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

On July 13, 2011 the Board of Directors of the Company resolved to authorize a 2-for-1 forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock was to be exchanged for two (2) new shares of the Company’s common stock, effective on August 5, 2011. As a result, once the forward split was declared effective by the Financial Industry Regulatory Authority, the issued and outstanding shares of common stock increased from 3,200,000 prior to the forward split to 6,400,000 following the forward split.  The forward split shares are payable upon surrender of certificates to the Company’s transfer agent.  The accompanying financial statements and notes give retroactive effect to the forward split for all periods presented.

Going Concern

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, September 17, 2009, through March 31, 2012, the Company has accumulated losses of ($2,103,957).

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•	Focused efforts on the construction and start-up of its state-of-the-art manufacturing facility in South Carolina in order to bwegin production and generat revenue.
•	Ongoing solicitation of investment in the Company in the form of a private placement of common shares to accredited investors.
•	Responded to potential customer contacts in order to meet potential orders immediately upon production start-up.

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

Accounting Basis

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less when purchased to be cash equivalents.  At March 31, 2012, the Company held no cash equivalents.

Page - 34

\
Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of March 31, 2012.  Income tax returns subject to review by taxing authorities include March 31, 2010, 2011, and 2012.

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

	March 31,
	2012	2011
Warrants for common stock	370,014	-

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment has not been placed into service as of March 31, 2012.

Intangible Assets

Intangible assets, such as aquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.  Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment.  Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges in 2012.

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

Page - 35

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

    At March 31, 2012, the Company has issued warrants valued at $192,007 to non-employees for services and subscription rights valued at $11,040,000 for the purchase of assets measured at fair value on a nonrecurring basis.  The fair value of the warrants and subscription rights was determined based on an appraisal which used the Black-Scholes model whose assumptions are considered by management to be level 3 inputs.

    At March 31, 2012, the Company has issued warrants and options valued at $192,007 to non-employees for services and options valued at $11,040,000 for the purchase of assets measured at fair value on a nonrecurring basis.  The fair value of the warrants was determined based on an appraisal which used the Black-Scholes model whose assumptions are considered by management to be level 3 inputs.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.  The adoption of this accounting standard did not have a material effect on the Company's financial statements.

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

Page - 36

NOTE 2 – ASSET PURCHASE
    The Company purchased certain assets from Apollo Diamond Inc. (“ADI”) on August 31, 2011, consisting primarily of diamond growing machines and certain intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus subscription rights for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  The Company has estimated the fair value of such rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right.  At the date of the transaction, the fair value of the subscription rights was $11,040,000, and this amount was credited to additional paid-in capital. The fair value of the subscription rights was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 1 year.

The following table reflects our purchase price allocation of the assets:

Machinery and Equipment	$943,685
Reactors	2,311,818
In-Process Research and Development	9,784,497
Total	$13,040,000

The Company completed a third-party valuation to determine the fair value of the assets acquired.  The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:
		March 31 ,
	Life	2012	2011
In-process research and development	Indefinite	$9,784,497	$ -

NOTE 4 – NOTES PAYABLE

In conjunction with the purchase of certain assets from ADI on August 31, 2011, the Company entered into a promissory note bearing interest at 4.00% annually and due and payable in full on September 1, 2012.  As of March 31, 2012, $125,000 of the promissory note to ADI remained unpaid.

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

      During the three months ended September 30, 2011, the Company issued 18,717,570 shares of common stock.  On August 5, 2011, 3,200,000 shares were issued in a 2-for-1 forward split from Krossbow Holding Corp. shareholders.  As part of a private placement, 2,517,570 shares were issued at a price of $0.70 per share for total cash proceeds, net of fees, of $1,679,064.  13,000,000 shares were issued at a market value price of $0.02 per share purchasing the name “Scio Diamond Technology Corporation” (“the Scio name”) for a total purchase price of $260,000.  The Company purchased the Scio name from a privately-held Nevada corporation (“Private Scio”) that also had the Scio name.  The Company and Private Scio are entities under common control.  Accounting Standards Codification 805-50-30-5 states that when accounting for a transfer of assets between entities under common control, the entity that receives the asset shall initially measure the recognized asset at the carrying amount in the accounts of the transferring entity at the date of the transfer.  As the Scio name acquired had no carrying value, the value of the shares given to purchase the Scio name were recorded as a deemed distribution so that the accounting basis of the Scio name remained at zero.  In addition, the Company issued 16 million subscription rights with an exercise price of $0.01 per share to certain current and former stockholders of ADI as part of the asset purchase discussed in Note 2.

During the the months ended ending December 31, 2011, the Company issued 3,908,000 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $2,672,059.  In January 2012, the Company issued 187,500 shares of common stock at a share price of $0.70 for total cash proceeds of approximately $94,499.  The Company has 26,013,070 shares of common stock issued and outstanding as of March 31, 2012.

As of March 31, 2012 the Company had 370,014 warrants outstanding with exercise prices of $.70 per share. The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work and valued at $.52 per warrant using the Black-Scholes model.

Page - 37

NOTE 6 – OTHER INCOME

During the year ended March 31, 2012, the Company received grants totaling $75,000 as incentive for locating its production facilities in Greenville, South Carolina.  At March 31, 2012, the Company had met all conditions with respect to the grants and accordingly has included them in other income for the period ended March 31, 2012.

NOTE 7 – OPERATING LEASES

The Company leases office space at locations in Hudson, Massachusetts and Greenville, South Carolina.  Under the terms of the leases, the Company is obligated to pay escalation rentals for certain operating expenses and real estate taxes.  The Company also leases electrical equipment in its production facility in South Carolina.  Minimum future rental payments under the leases are summarized as follows:

Years ending March 31:

2013                                $389,945
2014                                 352,545
2015                                 318,045
2016                                 381,516
2017 and thereafter      $732,798

NOTE 8 – RELATED PARTIES

Accounts payable at March 31, 2012 included $131,984 owed to AdamsMonahan, LLP, a firm in which our board members, Edward S. Adams and Michael R. Monahan, are partners.  For the year ended March 31, 2012 and for the period September 17, 2009 (inception) through March 31, 2012, the Company incurred expenses of $239,988 for professional and consulting services provided by AdamsMonahan, LLP.  For the year ended March 31, 2011, the Company did not incurexpenses for professional and consulting services provided by AdamsMonahan, LLP.

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

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the opportunity for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share.  These rights were valued at $11,040,000 in total using the Black-Scholes option pricing model.  Both Mr. Adams, in an executive role, and Mr. Monahan previously served in various capacities with ADI through early 2011.

Page - 38

NOTE 9 – INCOME TAXES

There was no current or deferred tax expense (benefit) for the years ended March 31, 2011 and 2012.
The deferred tax asset (liability) at March 31, 2011 and 2012 consists of the following types of temporary differences and their related tax effects:

	At March 31,
	2012	2011
Accrued expenses	$27,659	-
Property and equipment	(3,321)	-
Capitalized startup/acquisition costs	679,697	-
Federal and state net operating loss carry-forward Trade name Warrants	15,302 97,888 72,440	12,600 -

Valuation allowance	(889,665)	(12,600)
Total	$-	-

The Company recorded a valuation allowance against its net deferred tax asset at March 31, 2012 and March 31, 2011, as the Company believes that it is more likely than not that this asset will not be realized.

	At March 31, 2012				At March, 31, 2011
	Amount		%		Amount	%
Tax at statutory federal income tax rate	$(702,746)		(34.0)%		(10,488)	(34.0)%
Increase (decrease) resulting from:
State income tax expense	(69,190)		(3.3)%		-	-
Change in valuation allowance Other, net	779,177	(7,241)	37.7%	(0.4)%	10,488 -	34.0	% -

Total	$-		0%		-	0%

At the end of 2012, the Company had federal and state net operating loss carry-forward (“carry-forward”) in the amount of approximately $41,000 that expires beginning in the year 2031.

NOTE 10 – SUBSEQUENT EVENTS

Beginning in April 2012 through June 30, 2012, the Company issued 2,538,750 units each consisting of one share of common stock and one warrant for the purchase of a share of common stock at an exercise price of $1.60 for a unit price of $0.80 for total net cash proceeds of approximately $1,999,920.  As of the date of this filing, the total number of units issued is 4,458,750 for net cash proceeds of $3,522,760.

On May 7, 2012, the Company implemented equity compensation arrangements for our executive officers and several key employees. These included grant agreements wit certain of its executive officers pursuant to which such executive officers were granted options to purchase shares of the Company's common stock. Under certain of the agreements, the Company granted options with each such option bieng subjet to the achievement of certain performance milestones by the Company. Under certain of the agreements, the Company also granted options with each of these options vesting immediately upon execution of such agreements. The options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code. The exercise price for each option is $0.70 per share. The options on the last business day proceeding the three year anniversary of the grant date unless fully exercised or terminate earlier.
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

    The Company, certain directors and others were served with a complaint in August 2012 filed by a former shareholder of Apoolo Diamond, (ADI) The complaint alleges certain security and other law violations in connection with the ADI Asset Purchase (see note). The claimant seeks damages to the established at trail and has not specified monetary damages.

Page - 39

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

On August 13, 2012, the Company named Bernard M. McPheely to the Board of Directors.

END NOTES TO FINANCIALS

Page - 40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15.  We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, because we were not able to timely file this Report due to a delay in preparing our financial statements as of March 31, 2012, due to weaknesses in our internal control over financial reporting that required the restatement of our financial statements for the quarterly periods ended September 30, 2011 and December 31, 2011 and the amendment of our Form 10-Qs for each such period.

Management’s Annual Report on Internal Control over Financial Reporting

           Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  During that assessment, management identified the following material weaknesses and significant deficiencies in our internal control over financial reporting, which are common in small companies.  These material weaknesses were identified by our President and Chief Executive Officer and Chief Financial Officer following the end of the fiscal year covered by this report:

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

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Page - 41

During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  We have taken steps to enhance and improve the design of our internal control over financial reporting, and we plan to take additional steps during our fiscal year ending March 31, 2013.

    We engaged a new outside law firm in March 2012.  To further remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2013:

•	Adding one or more independent directors and establishing an audit committee.
•	Refining our internal procedures, including our communication and data gathering processes in connection with period end financial disclosure and reporting

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls

Other than described above, there were no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Page - 42

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Directors
Edward S. Adams	47	Chairman	August 5, 2011
Joseph D. Lancia	51	Director, President and Chief Executive Officer	August 5, 2011
Michael R. Monahan	46	Director	August 5, 2011
Theodorus Strous	62	Director	December 21, 2011

Non-Director Executive Officers
Michael W. McMahon	62	Chief Operating Officer	October 1, 2011
Charles G. Nichols	47	Chief Financial Officer	January 9, 2012

Our directors are to be elected annually by the shareholders and serve until his or her successor is elected and qualified, unless he or she resigns or is removed earlier.  Each of our officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Set forth below is certain information about our directors and executive officers, including information regarding their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the board’s conclusion that such person should serve as a director for the Company.

EDWARD S. ADAMS. Edward S. Adams is the chairman of the board of directors of the Company.  In 2006, Mr. Adams co-founded, and since that time he has been the chief executive officer and a senior managing director of, Focus Capital Group, Inc. (“Focus Capital”), an investment banking firm. Also, since 2006, Mr. Adams has been a founding partner in the corporate law firm of Adams Monahan, LLP.  Mr. Adams also served in an executive role with ADI, and in various capacities with ADGC, through early 2011.  Mr. Adams also serves as a director of Private Scio.  Mr. Adams holds an endowed chair in finance and law at the University of Minnesota Law School and teaches courses at both the Law School and in the graduate MBA program at the Carlson School at the University of Minnesota.  His financial and legal experience, and knowledge of the cultured diamond industry qualify him to serve as a director.

JOSEPH D. LANCIA. Joseph D. Lancia is the president and chief executive officer of the Company and the only executive officer of the Company on the board of directors.  From 2003 until 2010, Mr. Lancia served as the chief executive officer of D&W Fine Pack, LLC, a packaging and plastics company based out of Fountain Inn, South Carolina that produces a variety of quality products for the food service industry. Mr. Lancia served as the President & CEO of Dispoz-o Products, Inc. until 2009 it merged with two other companies, with C&M Fine Pack, Inc. being the surviving entity in the merger.  Mr. Lancia also previously served in an executive capacity with Private Scio.  Mr. Lancia's experience as a chief executive officer growing and combining businesses enables him to be an effective director.

MICHAEL R. MONAHAN.  Michael R. Monahan is a non-executive director of the Company. In 2007, Mr. Monahan co-founded, and since that time he has been a senior managing director of, Focus Capital.  Also, since 2005 Mr. Monahan has been a founding partner in the corporate law firm of Adams Monahan, LLP.  Mr. Monahan also served in various capacities with ADI and ADGC through early 2011.  Mr. Monahan also serves as a director of Private Scio.   His financial and legal experience and knowledge of the cultured diamond industry qualify him to serve as a director.

THEODORUS STROUS. Theodorus Strous is a non-executive director of the Company and the board's only non-executive committee member.  Mr. Strous is currently a Senior Advisor to the Board of Diamond Asset Advisors AG. Mr. Strous was a managing director and a member of the executive committee of the Antwerp Diamond Bank from 1999 until 2010.  Prior to working with Antwerp Diamond Bank, Mr. Strous ran a diamond industry consultancy business. As an executive with ABN Amro and ABN Amro Bank, Mr. Strous held numerous management positions from 1988 to 1997. From 1985 to 1988, Mr. Strous was employed by ABN Amro Bank to help salvage and restructure the bank’s diamond credit portfolio.  Mr. Strous' extensive diamond industry experience provides him with relevant insight as a director.

Each of our officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns. Additional information is set forth below regarding other officers of our Company.

MICHAEL W. MCMAHON. Michael W. McMahon is the Chief Operating Officer.  From May 2006 until September 2011, Mr. McMahon was the President of Unique Solutions, LLC.  From September of 2001 until May of 2006, Mr. McMahon was a Senior Vice President with Fluor Corporation.  From August 1994 until August of 2001, Mr. McMahon was a Senior Vice President with Jacobs Engineering Corporation.

Page - 43

CHARLES G. NICHOLS. Charles G. Nichols is the Chief Financial Officer, leading the strategic financing and the operational finance functions of the Company.  From 2010 through 2011, Mr. Nichols was the Chief Operating Officer with Swiftwater Capital, an investment management company.  From 2008 until 2010, Mr. Nichols was the Treasurer with Wellstone Mills, a privately-held textile company.  From 2006 until 2008, Mr. Nichols was the Treasurer of Kemet Electronics Corporation, a NYSE electronic components manufacturer.

Family Relationships.  We currently do not have any directors or executive officers of our Company who are related to each other.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires directors, executive officers and 10% shareholders to file reports of holdings and transactions in our common stock with the SEC.  Based on a review of Section 16(a) reports and written representations from our directors and executive officers, each of Mssrs. Strous, McMahon and Nichols filed late Form 3's after they had initially been incorrectly advised that such form was not required to be filed since they did not hold Company stock.  Mr. Adams and Mr. Monahan also filed late Form 3's based on advice from prior counsel.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that is applicable to our executive officers, including our principal executive officer and our principal financial officer.  A copy of this Code of Ethics and Business Conduct is available without charge to stockholders upon request to the Company at 411 University Ridge, Suite D, Greenville, SC 29601.We will disclose any future amendments to, or waivers from, provisions of Code of Ethics on our website as promptly as practicable, as and to the extent required under and applicable stock market standards and applicable SEC rules.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not have an audit committee financial expert on its Board because the Company is still an early stage business and has not yet added a substantial number of independent directors or any directors who would qualify as an audit committee financial expert (as defined in Item 407 of Regulation S-K).

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our named executive officers for the fiscal years ended March 31, 2012 and 2011.

Summary Compensation Table
Name and Principal Position	Year Ended March 31,	Salary		Bonus		All Other Compensation		Total
Joseph D. Lancia	2012	$97,827	(1)	$	---	$190,668	(2)	$288,495
President and Chief Executive Officer	2011	---			---	---		---

Charles G. Nichols	2012	25,962			---	---		25,962
Chief Financial Officer	2011	---			---	---		---

Michael W. McMahon	2012	40,384			---	33,350	(3)	73,734
Chief Operating Officer	2011	---			---	---		---

Jason Kropp(4)	2012	---			---	---		---
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2011	---			---	---		---

(1) Includes $37,250 paid to Mr. Lancia as director and member of the executive committee of the board of directors in accordance with our director compensation policy described below.
(2) Includes $187,500, plus $3,168 in expenses, paid to SCA, Ltd., of which Mr. Lancia is a consultant, for consulting services provided to the Company.
(3) Includes $31,250, plus $2,100 in expenses, paid to Unique Solutions, LLC, of which Mr. McMahon is the president, for consulting services provided to the Company.
(4) See Part 3, Item 13. Certain Relationships and Related Transactions and Director Independence.

Narrative Disclosure to Summary Compensation Table

Mr. Kropp organized Krossbow.  He resigned from all positions with the Company on August 5, 2012 in connection with the consummation of the Scio Asset Purchase Agreement.

Page - 44

Each of Messrs. Lancia, McMahon and Nichols is party to an employment agreement with the Company pursuant to which they are paid base annual salaries of $225,000, $150,000, and $125,000, respectively, subject to potential increases in connection with an annual salary review by the board of directors.  The Board of Directors, in its discretion, may award any of the executives with an annual bonus.  Each such executive is entitled during their term of employment, to such vacation, medical and other employee benefits (including eligibility to participate in any 401(k) retirement plan that may be adopted and offered by the Company, subject to the terms and conditions thereof) as the Company may offer from time to time, subject to applicable eligibility requirements, and is entitled to 15 days paid vacation each calendar year.  Mr. Lancia and Mr. McMahon are each entitled to one year of salary and reimbursement of their COBRA costs if they are terminated without cause, provided that they cease to receive these post-termination benefits if they become entitled to receive benefits under their respective change in control agreements.  The employment agreements contain one year non-compete agreements and two year customer and employee non-solicitation provisions.

Each named executive officer is entitled to receive stock options, which were granted on May 7, 2012.  Each named executive officer is also eligible to participate in any stock option plan adopted by the Company, with the extent, terms and conditions of any options provided to a named executive officer to be determined by the Company’s Board of Directors or its Compensation Committee, if any, in its sole and unilateral discretion.   Each executive officer is subject to a proprietary information and inventions agreement.  Each named executive officer is an employee-at-will.

Each named executive officer is subject to a change on control agreement which provides that the named executive officer will be entitled to the following benefits if the executive's employment is terminated pursuant to a "qualifying termination" during the four-month period before or the 12-month period after a “change in control” that implies a Company value of $50 million or more:

•	a lump-sum cash payment equal to the sum of:

•	2.0 times the executive officer’s annual base salary; plus,
•	any base salary and/or bonus earned or accrued through the date of termination and not previously paid (including any amounts awarded for previous years but which were not yet vested); and

•
payment of $2,700 per month for 24 months, which payments are intended to offset potential medical, dental and life insurance expenses of the named executive officer for a period of two years, but which payments shall be made regardless of whether such expenses are greater or less than such payments.

In such event, the named executive officer will be subject to non-solicitation and non-compete obligations for a period of two years. Each Change in Control Agreement has an initial two-year term and the agreements automatically renew for subsequent one-year periods unless a termination notice is given at least ninety (90) days prior to the end of the then current term.

A “change in control” is defined to mean a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company (in accordance with Treasury Regulation § 1.409A-3(i)(5) (as it may be amended and including any successor regulation).  A qualifying termination is a termination by the named executive officer for "good reason" or a termination of the named executive officer by the Company without “cause.”  “Good reason” means “good reason” within the meaning of the safe harbor under Treasury Regulation § 1.409A-1(n)(2).  A termination of a named executive officer by us is for “cause” if it is for any of the following reasons:

•
the willful and continued failure of the named executive officer to perform substantially his or her duties with the company (other than any such failure resulting from such named executive officer's incapacity due to physical or mental illness or any such failure subsequent to the named executive officer being delivered a notice of termination without cause by us or the named executive officer delivering a notice of termination for good reason to us) that is not remedied within 30 days after a written demand for substantial performance is delivered to the named executive officer by the Chairman of our Board of Directors or the Chairman of the Compensation Committee or, in the case of named executive officers other than the Chief Executive Officer, the Chief Executive Officer, which specifically identifies the manner in which the named executive officer has not substantially performed his or her duties; or

•	the named executive officer's conviction by a court of law, admission in a legal proceeding that he is guilty or plea of nolo contendere, in each case, with respect to a felony.

        For purposes of the definition of the term “cause,” no act or failure to act by a named executive officer will be considered “willful” unless it was done or omitted to be done by the named executive officer in bad faith and without reasonable belief that his or her action or omission was in, or not opposed to, our best interests.

        Each named executive officers' change of control agreement provides that he agrees to reduce the aggregate amount of any payments or benefits that constitute “parachute payments” under Section 280G of the Code to the extent necessary so that such payments and benefits do not equal or exceed three times the named executive officer's “base amount” (and therefore are not subject to the excise tax imposed by Section 4999).

Outstanding Equity Awards

No executive officer had any outstanding equity awards as of March 31, 2012.

Page - 45

Director Compensation

The following table shows the compensation paid to our directors who are not named executive officers for the fiscal year ended March 31, 2012.

Name and Principal Position	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total

Edward S. Adams	$40,755	(1)	$15,510		$56,265
Michael R. Monahan	37,250		1,193		38,443
Theodorus Strous	2,500		43,000	(2)	45,500

(1)  Includes a $3,505 reimbursement of expenses related to board and executive committee meetings.
(2)  Paid to Mr. Strous in January 2012 for consulting work performed for the Company prior to his joining the board of directors.  Mr. Strous also received warrants for the purchase of 61,500 shares of common stock of the Company at a strike price of $0.70 per share related to this work. These warrants have a five year term.

Our directors receive $1,250, plus related expenses, per board meeting.  In addition, each of Mssrs. Adams, Monahan, and Lancia receive $4,000 per month for serving on our executive committee.

Compensation Committee

           We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2012, the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percentage of Beneficial Ownership
Directors and Executive Officers
Edward S. Adams 4824 Thomas Ave. S., Minneapolis, MN 55410	4,890,000	(3)	17.7%
Joseph D. Lancia 109 Thornblade Ave., Greer, SC 29650	3,040,000	(4)	10.7%
Michael W. McMahon 5 St. Helaine Place, Greer, SC 29650	330,000	(5)	1.2%
Michael R. Monahan(3) 4824 Thomas Ave. S., Minneapolis, MN 55410	4,890,000	(6)	17.7%
Charles G. Nichols 305 Riverside Drive, Greenville, SC 29605	200,000	(7)	0.7%
Theodorus Strous Urbanizasão do Barrocal N°1 Rua do Tomilho, Lote A22 8365-204 Pêra Portugal	61,500	(8)	0.2%

All directors and executive officers as a group (6 persons)	13,411,500		46.4%

Other 5% Stockholders
Thomas P. Hartness Revocable Trust dated July 30, 2010 1200 Garlington Road, Greenville, SC 29615	2,500,000	(9)	8.7%

1 Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan and shares held by the named person’s spouse.

2 Includes shares that may be acquired within 60 days of the date hereof by exercising stock options.  In calculating the number of shares beneficially owned by an individual and the percentage ownership of that individual, shares underlying options held by that individual that are either currently exercisable or exercisable within 60 days from June 30, 2012 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.

Page - 46

  In addition to vested options, Mr. Lancia, Mr. Nichols and Mr. McMahon hold unvested options to acquire 2,250,000 shares, 275,000 shares and 270,000 shares, respectively, and such shares are deemed to be outstanding for the purpose of computing Pro Forma % Fully-Diluted Ownership.

3 Includes 2,000,000 shares owned by Mr. Adams’ wife, for which Mr. Adams disclaims beneficial ownership.

4 Includes unexercised vested options to acquire 750,000 shares.

5 Unexercised vested options to acquire 330,000 shares.

6 Includes 1,000,000 shares owned by Mr. Monahan’s wife, for which Mr. Monahan disclaims beneficial ownership.

7 Unexercised vested options to acquire 200,000 shares.

8 Unexercised warrants granted pursuant to the terms of the consulting agreement entered between the Company and Mr. Strous prior to Mr. Strous’ election to the board of directors.

9 Includes unexercised warrants for the purchase of 1,250,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Since April 1, 2011, as reflected in the summary compensation table, the Company paid $187,500, plus $3,168 in expenses, to SCA, Ltd., of which our President and Chief Executive Officer Mr. Lancia is a consultant, for consulting services provided to the Company.

The law firm of Adams & Monahan LLP, of which our directors Mr. Adams and Mr. Monahan are partners, has been paid approximately $239,988 since April 1, 2011, by the Company for legal services, including legal services provided to Private Scio that benefited the Company.  Adams & Monahan LLP may continue to provide legal services to the Company.

On August 5, 2011, the Company executed the Scio Asset Purchase Agreement with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”).  Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company.  Our directors Edward S. Adams and Michael R. Monahan were directors of Private Scio and Joseph D. Lancia was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio. Our directors Edward S. Adams and Michael R. Monahan were directors of Private Scio and Joseph D. Lancia was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio.   Edward S. Adams and Michael R. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, and Joseph D. Lancia acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.  In addition, Edward S. Adams and Michael R. Monahan acquired 1,000,000 shares each on August 5, 2011 in a private transaction from Jason Kropp, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, and Edward S. Adams, Michael R. Monahan, Joseph D. Lancia and Robert C. Linares acquired 290,000, 290,000, 290,000 and 50,000 shares, respectively, of our common stock from certain Company shareholders that included Patricia Kropp and Cory Kropp.  The Company does not know the relationship between Jason Kropp, on the one hand, and Patricia Kropp, Cory Kropp or the other sellers of such common shares, on the other hand.  These purchases of shares from Jason Kropp and the other Company shareholders were funded by a five year, unsecured $220,000 loan from Sphere Capital, Ltd. to Edward S. Adams, under which no interest or principal is payable until the maturity date.  The full loan balance remains outstanding.  The Company has received certification from Mr. Adams that, to his knowledge, no funds have been provided, directly or indirectly, by the Company to Sphere Capital, Ltd. nor, to his knowledge, do any related parties have an ownership interest in Sphere Capital, Ltd.

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the opportunity for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share.  Both Mr. Adams, in an executive role, and Mr. Monahan previously served in various capacities with ADI through early 2011. ADI applied $275,000 of the cash proceeds from this asset sale to pay AdamsMonahan LLP for legal services.

On June 5, 2012, the Company acquired substantially all of the assets of ADGC pursuant to the ADGC Asset Purchase, which assets consisted primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share pursuant to the ADGC Offering.  Mr. Adams and Mr. Monahan served in various capacities with ADGC through early 2011.

The Company understands that most of the outstanding shares of ADI and ADGC were redeemed prior to and in anticipation of the Company’s purchase of assets from ADI and ADGC.  Mr. Adams and his spouse owned approximately 2% of the common stock of ADI and 11% of the common stock of ADGC (prior to the stock repurchases by such companies in 2011).  Neither Mr. Adams nor his spouse is participating in the ADI/ADGC Stockholder Offering.  Mr. Monahan held no stock of ADI and approximately 4% of the stock of ADGC (prior to the stock repurchases by ADGC in 2011).  Mr. Monahan is not participating in the ADI/ADGC Stockholder Offering.  Mr. Adams and Mr. Monahan and their law firm have provided legal services to each of ADI, ADGC and the Company.

Page - 47

Robert C. Linares, the Chairman of the Board of each of ADI and ADGC, who is also the largest stockholder of each of ADI and ADGC, is the father-in-law of Mr. Adams.  Mr. R. Linares is expected to purchase up to 250,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI/ADGC Stockholder Offering. Bryant R. Linares, a former executive officer of both ADI and ADGC, and the second largest shareholder previously of both ADI and ADGC, is expected to purchase up to 1,000,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI/ADGC Stockholder Offering.  Mr. B. Linares is the brother-in-law of Mr. Adams.

Private Scio agreed in June of 2012 to pay Campus Ventures, Inc. $250,000 to find a public shell company for Private Scio to enter into a business combination transaction.  Pursuant to a loan agreement dated August 3, 2011, Oceans Away, Ltd. agreed to pay this $250,000 on behalf of Private Scio.  The Company believes that Oceans Away and Campus Ventures may be affiliated with each other.  At Oceans Away’s direction, in December of 2011, the Company paid $250,000 to SLO 3 Holdings Inc. as settlement of the Private Scio note.  The Company has been unable to identify and independently verify all of the principals of Campus Ventures, Ocean’s Away, and SLO 3 and whether they included any individuals who were at that time directors, officers or 5% or greater stockholders or other controlling persons of the Company.  Accordingly, other than Edward S. Adams and Michael R. Monahan, who were directors and stockholders of Private Scio, and Joseph D. Lancia, who was an officer and stockholder of Private Scio, the Company has been unable to independently verify whether or to what extent a director, officer or 5% or greater stockholder or other controlling person of the Company may have had a direct or indirect interest in any of these payments.

Director Independence

Our board of directors has determined that Mr. Strous is an “independent” director, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that the board selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On March 22, 2012, the board of directors engaged Cherry, Bekaert & Holland, L.L.P. to serve as the Company’s independent auditor for the fiscal year ended March 31, 2012, after dismissing Gruber & Company, LLC, who had been engaged by the Company on October 27, 2011, following the dismissal of Silberstein Ungar, PLLC, which had served as the Company’s independent auditor for the fiscal year ended March 31, 2011.

The following table shows the fees that we incurred for services performed in fiscal years ended March 31, 2012 and 2011:

	Years Ended March 31,
	2012	2011
Audit Fees	$29,525	$8,000
Audit-Related Fees	---	---
Tax Fees	---	---
All Other Fees	---	---
Total	$29,525	$8,000

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2012 and 2011 fiscal years for the audit of the Company’s annual financial statements and quarterly reports on Form 10-Q.

Oversight of Accountants; Approval of Accounting Fees

The Company does not have an audit committee.  All of the accounting services and fees reflected in the table above were reviewed and approved by the whole Board of Directors, and none of the services were performed by individuals who were not employees of the independent auditor.

Page - 48

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           (1)           Financial Statements

The following financial statements are located in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of March 31, 2012 and 2011
Statements of Operations for the years ended March 31, 2012, 2011, and for the period September 17, 2009
(inception) through March 31, 2012
Statements of Shareholders’ Equity for the years ended March 31, 2012, 2011, and for the period September 17, 2009 (inception) through March 31, 2012
Statements of Cash Flow for the years ended March 31, 2012, 2011, and for the period September 17, 2009
(inception) through March 31, 2012
Notes to the Financial Statements

(3)	Exhibits

The following exhibits are filed with this Report on Form 10-K as required by Item 601 of Regulation S-K:

3.1 Articles of Incorporation (incorporated by reference to the Form S-1 filed with the Securities and Exchange Commission on October 14, 2009).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 11, 2011).

3.3      Bylaws (incorporated by reference to the Form S-1 filed with the Securities and Exchange Commission on October 14, 2009).

10.1
Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the Securities and Exchange Commission on August 15, 2011).

10.2
Schedule 1.1(a) “Acquired Assets” of the Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the Securities and Exchange Commission on August 15, 2011).

10.3
Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond, Inc. (incorporated by reference to the Form 10-Q/A for the quarter-ended September 30, 2011 filed with the Securities and Exchange Commission on August [], 2012).

10.4	Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond Gemstone Corporation.*

10.5
Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia.1 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.6
Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols.1 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.7
Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon.1 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.8
Change in Control Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia. 1 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.9
Change in Control Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols.1 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.10
Change in Control Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon.1 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.11	Subscription Agreement Dated May 4, 2012.*

10.12	Form of Warrant by and between Scio Diamond Technology Corporation and certain Investors (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 10, 2012).

10.13
Form of Qualified Stock Option Grant Agreement by and between Scio Diamond Technology Corporation and certain Executive Officers. (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.14	Supplemental Notice to Lease dated October 14, 2011, by and between Scio Diamond Technology Corporation and Innovation Center, LLC.*

10.15	Code of Ethics and Business Conduct (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

16.1
Letter from Silberstein Ungar, PLLC, dated November 8, 2011, to the Securities and Exchange Commission regarding statements included in the Form 8-K filed by the Company on November 8, 2011 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on November 8, 2011).

16.2
Letter from Gruber & Company, LLC, dated March 22, 2012, to the Securities and Exchange Commission regarding statements included in the Form 8-K filed by the Company on March 23, 2012 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on March 23, 2012).

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2012 and 2011; (ii) Statements of Operations for the years ended March 31, 2012, 2011, and for the period September 17, 2009 (inception) through March 31, 2012; (iii) Statements of Shareholders’ Equity for the years ended March 31, 2012, 2011, and for the period September 17, 2009 (inception) through March 31, 2012; (iv) Statements of Cash Flow for the years ended March 31, 2012, 2011, and for the period September 17, 2009 (inception) through March 31, 2012; and (v) Notes to the Financial Statements

*           Filed herewith.
1	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

Page - 49

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION
Date: August 16, 2012	/s/ CHARLES G. NICHOLS Charles G. Nichols Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles G. Nichols, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 16, 2012	/s/ JOSEPH D. LANCIA Joseph D. Lancia President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 16, 2012	/s/ CHARLES G. NICHOLS Charles G. Nichols Chief Financial Officer (Principal Accounting and Financial Officer)
Date: August 16, 2012	/s/ EDWARD S. ADAMS Edward S. Adams Chairman and Director
Date: August 16, 2012	/s/ MICHAEL R. MONAHAN Michael R. Monahan Director
Date: August 16, 2012	/s/ THEODORUS STROUS Theodorus Strous Director

Page - 50

EXHIBIT INDEX

10.3	Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond Gemstone Corporation.

10.11	Subscription Agreement Dated May 4, 2012.*

10.14	Supplemental Notice to Lease dated October 14, 2011, by and between Scio Diamond Technology Corporation and Innovation Center, LLC.*

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2012 and 2011; (ii) Statements of Operations for the years ended March 31, 2012, 2011, and for the period September 17, 2009 (inception) through March 31, 2012; (iii) Statements of Shareholders’ Equity for the years ended March 31, 2012, 2011, and for the period September 17, 2009 (inception) through March 31, 2012; (iv) Statements of Cash Flow for the years ended March 31, 2012, 2011, and for the period September 17, 2009 (inception) through March 31, 2012; and (v) Notes to the Financial Statements

Page - 51

Exhibit 10.3

Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond Gemstone Corporation.

Exhibit 10.3

ASSET PURCHASE AGREEMENT

THIS ASSET PURCHASE AGREEMENT (this “Agreement”) dated as of May 31, 2012, is by and among APOLLO DIAMOND GEMSTONE CORPORATION, a Delaware corporation (“ADGC”), and SCIO DIAMOND TECHNOLOGY CORPORATION, a Nevada corporation (“SCIO”).   ADGC may be referred to in this Agreement as the “Seller” and SCIO may be referred to in this Agreement the “Purchaser.” Seller and Purchaser may be referred to in this Agreement collectively as the “Parties” and individually as a “Party.”

RECITALS

     WHEREAS, Seller has previously been engaged in the business of manufacturing and marketing laboratory-created gemstone diamonds (the “Business”) using the proprietary technology of its parent company, Apollo Diamond, Inc. (“ADI”) and technology, trade secrets, patents  and inventory developed by the Seller;

     WHEREAS, Seller desires to sell to Purchaser, and Purchaser desires to acquire from Seller, certain of the property, inventory,  and assets, rights, and privileges of Seller related to, used in, or otherwise associated with the previous operation of the Business on the terms and subject to the conditions set forth in this Agreement;

     NOW THEREFORE, in consideration of the promises and mutual agreements, benefits, representations, warranties, and covenants of the Parties contained herein, and other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound subject to the terms and conditions hereof, the Parties each agree as follows:

ARTICLE I

DEFINITIONS AND INTERPRETATION

     1.1 Definitions and Interpretation. Unless otherwise expressly provided to the contrary in this Agreement (a) capitalized terms used herein shall have the meanings set forth in Section 1.2, unless the context otherwise requires and (b) this Agreement shall be interpreted in accordance with the provisions set forth in Section 1.3.

     1.2  Definitions.  Subject to Section 1.3 below, the following terms shall have the following definitions when used in the Agreement:

“Accredited Investor” has the meaning set forth in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

“ADGC” has the meaning set forth in the Preamble.

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

Exhibit 10.3 - Page - 1

“Agreement” has the meaning set forth in the Preamble.

“Business” has the meaning set forth in the Recitals above.

“Business Day” means any day other than a Saturday, Sunday, or other day on which commercial banks in Greenville, South Carolina are authorized or required by Law to close.

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

 “Governmental Authority” means the United States and any foreign, state, county, city, or other political subdivision and any department, commission, ministry, board, bureau, agency, commission, officer, official, court, tribunal, arbitrator, board or bureau or other instrumentality thereof or any quasi-governmental or private body exercising any regulatory, administrative, taxing, importing, exporting, or other governmental or quasi-governmental function and any self-regulatory organization, such as a securities exchange.

“Governmental Order” means any Order, directive, writ, judgment, injunction, decree, stipulation, determination, or award by or with any Governmental Authority.

 “Interim Period” means the period of time from the date of this Agreement until the earlier of the Closing or the Termination Date.

“Knowledge” “Know” “Knowing” means in the case of Seller, the actual knowledge of the Seller directors, officers, employees, representatives or agents after reasonable inquiry, but without independent investigation and, in the case of Purchaser, the actual knowledge of the Purchaser’s directors or officers after reasonable inquiry, but without independent investigation.

Exhibit 10.3 - Page - 2

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

“Party” or “Parties” has the meaning as set forth in the Preamble.

“Person” means any individual, firm, association, incorporated or unincorporated organization, partnership, business, trust, estate, joint stock company, joint venture, club, syndicate, company, corporation, Governmental Authority, or other legal entity.

“Purchase Consideration Allocation” has the meaning set forth in Section 7.1.

“Purchased Assets” has the meaning set forth in Section 2.1.

Exhibit 10.3 - Page - 3

“Purchaser” has the meaning set forth in the Preamble.

 “Purchaser’s Reimbursable Expenses” means, with respect to Purchaser, the reasonable and documented out-of-pocket fees and expenses incurred by Purchaser, prior to the termination of this Agreement, in connection with the Contemplated Transactions and the preparation, negotiation, prosecution, and performance of this Agreement, including all reasonable fees and expenses of counsel, investment banking firms, financial advisors, accountants, and consultants to Purchaser in connection therewith.

“SCIO” has the meaning set forth in the Preamble.

 “Seller” has the meanings set forth in the Preamble.

 “Straddle Period” has the meaning set forth in Section 7.2.

 “Tangible Personal Property” means hardware, tools, machinery, instruments, supplies, materials, spare parts, and any other items of tangible personal property.

“Tax” means any federal, state, local or foreign income tax, ad valorem tax, excise tax, sales tax, use tax, value added tax, alternative or add-on minimum tax, franchise tax, real or personal property tax, transfer tax, gross receipts tax, escheat or unclaimed property tax, or other tax, assessment, duty, fee, levy or other governmental charge of any kind whatsoever, together with and including any and all interest, fines, penalties, assessments and additions to tax resulting from, relating to, or incurred in connection with any such tax or any contest or dispute thereof.

“Termination Date” has the meaning set forth in Section 9.1(b).

 “Transaction Documents” means the agreements listed in Sections 3.3 and 3.4 and any other agreements or documents executed in connection with or as required under this Agreement.

 “Underlying Technology” means any and all technical information, software, specifications, drawings, records, shared drive and other computer files, work product, works of authorship, or other creative works or ideas knowledge, know-how, trade-secrets, invention disclosures, or other data including works subject to copyright protection and mask works associated with Seller’ website or operation thereof, including related e-mail.

     1.3                      Interpretations. Unless expressly provided for elsewhere in this Agreement, this Agreement shall be interpreted in accordance with the following provisions:

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

Exhibit 10.3 - Page - 4

(d)                  Except where specifically stated otherwise, any reference to any statute, regulation, rule, or agreement shall be a reference to the same as amended, supplemented or re-enacted from time to time;

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

(i)                 A reference to a writing includes a facsimile or other electronic transmission of it and any means of reproducing of its words in a tangible and permanently visible form;

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

ARTICLE II

PURCHASE AND SALE

     2.1 Purchase and Sale of Purchased Assets. Upon the terms and subject to the conditions set forth in this Agreement, at the Closing, Seller shall sell, convey, assign, transfer, and deliver to Purchaser, and Purchaser shall purchase, acquire, and accept from Seller, free and clear of any interest in such property as provided by 11 U.S.C. §363(f), all of Seller’s right, title, and interest in and to all of the property, inventory, assets, rights, privileges and other assets, other than the Excluded Assets, of Seller related to, used in, held for use in, or otherwise associated with the operation of the Business (collectively, the “Purchased Assets”), including the following:

Exhibit 10.3 - Page - 5

(a) Intellectual Property. Any and all patents and trade secrets and other Underlying Technology owned and/or developed by ADGC which were used or held for use in the Business (including assignment to Purchaser of any rights of Seller with respect to patents and trade secrets and other Underlying Technology under any license or other contract (the "Licensed IP Rights");

(b) Equipment. All furniture, equipment, computers, computer equipment, machinery, tools, hand tools, spare parts, test equipment, supplies, inventory, office supplies, telephones, and all other tangible personal property of every kind and description insofar as any of the foregoing relates to the operation of the Business; and

(c)  Inventory.  All goods, items, parts, pieces or materials of every kind necessary in the operation of the Business or produced by or in coordination with the Business, whether diamond, metal or any other substance, wherever located and whether currently in the possession of the Seller or any third party.

     2.2 Excluded Assets. Notwithstanding anything to the contrary in Section 2.1 or elsewhere in this Agreement or other Transaction Documents, the Purchased Assets shall not include, and Purchaser will not acquire any interest in or purchase the following assets which shall remain the property of the applicable Seller (collectively, the “Excluded Assets”):

(a) Transaction Rights. All rights of Seller under this Agreement and the other Transaction Documents, and all cash and non-cash consideration payable or deliverable to, or on behalf of, Seller by Purchaser pursuant hereto and thereto;

(b) Contracts. Any and all of the interests, rights, Claims, and benefits arising or accruing to or against Seller under any Contract (other than interests, rights, Claims, and benefits arising or accruing to Seller with respect to the Licensed IP Rights);

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

(d) Third Party Property. Any improvements, equipment, inventory and any other tangible personal property that are not owned by or leased to Seller; and

(e) Claims and Warranties. Any and all Claims, warranties, reimbursements, and indemnities of Seller, whether choate or inchoate, known or unknown, contingent or non-contingent; and

     2.3 Consideration. Subject to the other terms of this Agreement, the consideration for the Purchased Assets shall consist of cash in an amount of $100,000 as stipulated between the Parties (the “Cash Payment”).  In addition, Purchaser shall permit each current and former ADGC shareholder set forth on Schedule 2.3 who is an Accredited Investor to purchase the number of shares of Purchaser common stock indicated on Schedule 2.3 with respect to such current or former ADGC shareholder (which number shall not exceed number of shares of common stock that such Person owned of ADGC prior to the repurchase of shares by ADGC that began in 2011), subject to such terms and conditions, including representations, warranties, releases, and time limitations, as Purchaser shall determine.

Exhibit 10.3 - Page - 6

    Purchaser and Seller understand that substantially concurrently with the offer to certain current and former ADGC shareholders as set forth above, Purchaser intends to also permit each current and former ADI shareholder set forth on Schedule 2.3 who is an Accredited Investor to purchase the number of shares of Purchaser common stock indicated on Schedule 2.3 with respect to such current or former ADI shareholder (which number shall not exceed number of shares of common stock that such Person owned of ADI prior to the repurchase of shares by ADI that began in 2011), subject to such terms and conditions, including representations, warranties, releases, and time limitations, as Purchaser shall determine.

     2.4 Retained Liabilities.

(a)  Purchaser shall not assume any Liabilities whatsoever of Seller.  Seller shall retain and be solely liable for and hereby expressly agrees to retain any and all of its Liabilities (collectively, the “Retained Liabilities”), regardless of whether any such Retained Liability is disclosed herein or in any Schedule hereto, whether known or unknown, absolute or contingent, liquidated or unliquidated, whether due or to become due, and whether Claims with respect thereto are asserted before or after the Closing Date. Without limiting the generality of the preceding sentence, Retained Liabilities shall include the following:

               (i)                                Transaction Liabilities. Any and all Liabilities of Seller under the Transaction Documents;

               (ii)                               Excluded Assets. Any and all Liabilities of Seller with respect to the Excluded Assets;

               (iii)                              Purchased Assets and Pre-Closing Business.  All Taxes, Claims and Liabilities arising out of Seller’ ownership, operation, use, or maintenance of the Purchased Assets or conduct of the Business, as well as any other matters arising from events occurring, conditions existing, or costs accruing prior to the Closing;

               (iv)                               Taxes. Any and all Liabilities of Seller for Taxes, including Taxes that relate to (A) the ownership, operation, use, or maintenance of the Purchased Assets or Business prior to the Closing Date, or (B) any sales, use, transfer, or other similar Taxes imposed as a result of the consummation of the Contemplated Transactions or performance of the Transaction Documents;

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

Exhibit 10.3 - Page - 7

               (vii)                                Employees.  Any and all Liabilities of any nature of Seller to Seller Employees, including Liabilities with respect to (a) any Contract, plan or policy, (b) wages, withholdings, overtime pay, minimum wage, employment Tax, vacation, sick pay, bonuses, severance pay, retirement, or other compensation, (c) benefits under Employee Benefit Plans, (d) the Worker Adjustment and Retraining Notification Act (WARN) of August 4, 1988 or equivalent state or local statutory or regulatory requirements, (e) any collective bargaining agreement or obligation or requirement under the National Labor Relations Act, (f) reporting, filing, hiring or other employment obligations with the Office of Federal Contract Compliance Programs, (g) all immigration related obligations, including all requirements of the Immigration Reform and Control Act of 1986, (h) any governmental or administrative proceeding for the enforcement of labor and employment laws and regulations, and (i) all other employment and employment related federal, state and local statutes, regulations, administrative requirements, common laws, and public policies;

               (viii)                               Intercompany Liabilities. Any and all Liabilities of Seller for intercompany advances, charges, or accounts payable of any kind or nature; and

               (ix)                                Broker Fees.  Any and all fees, commissions, and other compensation due and owing to any broker, finder, or agent retained by Seller.

     2.5 Casualty Losses.

(a)  Purchaser shall accept the Purchased Assets “as is” without warranty as to their condition and operation as of the date of this Agreement.  However, if between the date of this Agreement and the Closing, there is an actual casualty loss to any Purchased Assets in which the cost to recover, salvage, and repair such Purchased Asset(s) to the state of condition and repair existing for such Purchased Asset(s) as of the date of this Agreement (collectively, the “Purchased Assets Repair Costs”) exceeds the casualty loss value ascribed to such Purchased Asset(s) (the “Casualty Loss Amount”), or any loss to any Purchased Assets by seizure, forced sale or other involuntary transfer then, if so directed by Purchaser in its sole discretion, the subject Purchased Asset(s) shall be deemed an Excluded Asset and shall not be sold to Purchaser hereunder, and the Cash Payment shall be reduced by an amount equal to the loss value ascribed to such Purchased Asset(s) as mutually determined by Seller and Purchaser; provided, however, that such determination shall be made by the Parties prior to Closing.

(b) The provisions of this Section 2.5 shall be applied with respect to all casualty losses or damage suffered by any Purchased Assets and, notwithstanding any other provision of this Agreement, the Parties shall be required to proceed with the Closing, subject to the other terms and conditions for the Closing, provided, further that in no event shall any casualty loss or damage to which this Section 2.5 applies constitute a breach of any other provision of this Agreement by Seller or be aggregated with any other actions, omissions, or failures of Seller in the determination of any breach of this Agreement by Seller, and for the avoidance of doubt no such casualty loss or damage shall in any way be considered in the determination of a termination of this Agreement under Section 9.1.

Exhibit 10.3 - Page - 8

ARTICLE III

CLOSING

     3.1 Closing. Provided that this Agreement shall not have been earlier terminated pursuant to Section 9.1, and further provided that all of the conditions set forth in Sections 8.1 and 8.2 to the obligations of the Parties to consummate the Contemplated Transactions (other than conditions with respect to actions each Party will take at the Closing itself) shall have been satisfied or waived, the closing of the Contemplated Transactions (the “Closing”) shall take place at such place and time as the Parties shall mutually agree, but shall occur on May 31, 2012 or any extension thereof as mutually agreed by the Parties, but in no case later than June 6, 2012 (the “Closing Date”).

     3.2 Risk of Loss. The risk of damage, destruction, or other casualty loss to or of the Purchased Assets shall remain with Seller from and after the execution of this Agreement until 11:59 p.m. on Closing Date, at which time Seller shall place Purchaser in possession of the Purchased Assets.  From and after the Closing, all risk of damage, destruction, or other casualty loss to or of the Purchased Assets shall be borne solely by Purchaser and to the fullest extent permitted by Law, Purchaser agrees to indemnify, defend and hold Seller and their respective officers, directors, equity owners, and agents harmless from against any and all Claims and pay any and all Damages (including for personal injury, property damage or loss, and third party suits) to the extent attributable to the Purchased Assets and arising from events first occurring or conditions first existing from and after the Closing.

     3.3 Deliveries of Seller. At the Closing, Seller will deliver (or cause to be delivered) to Purchaser each of the following items:

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

(c)
Officer’s Certificates. A certificate from Seller duly executed by an authorized officer thereof certifying as to the fulfillment of each condition specified in Sections 8.1(a) and 10.1(b) and dated as of the Closing Date;

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

Exhibit 10.3 - Page - 9

     3.4 Deliveries of Purchaser. At the Closing, Purchaser will deliver (or cause to be delivered) to Seller each of the following items:

 (a) Cash Payment. The Cash Payment, against delivery of the items specified in Section 3.3 and in accordance with Section 2.3;

(b) Officer’s Certificates. A certificate of Purchaser duly executed by an authorized officer thereof certifying as to the fulfillment of each condition specified in Sections 8.2(a) and 8.2(b) and dated as of the Closing Date;

(c) Corporate Authorizations. Copies of the resolutions of Purchaser, certified by the Secretary or Assistant Secretary thereof as being correct and complete and then in full force and effect, authorizing the execution of this Agreement and the Transaction Documents; and

(d) Miscellaneous. Any and all other documents, instruments, or agreements contemplated by this Agreement or as are necessary or appropriate or reasonably requested by Seller to fully consummate the Contemplated Transactions, in each case in form and substance reasonably satisfactory to Seller, duly executed, and dated as of the Closing Date.

     3.5 Delivery of Warrants by Purchaser. Following the Closing and prior to June 30, 2012, Purchaser will, in accordance with Section 2.3, distribute materials to allow certain current and former stockholders of ADGC and ADI to subscribe for shares of common stock of purchaser.

     3.6 Survival of Representations, Warranties and Covenants. All representations, warranties and covenants of the Parties set forth in this Agreement and the Transaction Documents shall survive the Closing.  Following the Closing, Seller shall indemnify and defend the Purchaser against, and shall hold the Purchaser harmless from, any loss, Claim, demand, Order, penalty, fine, settlement payment, Liability, Tax, encumbrance, diminution in value, charge, action, suit, proceeding, damage or expense (including any reasonable attorneys’ fees and expenses), whether or not involving a third-party claim (collectively, “Losses”) incurred by the Purchaser resulting from or arising out of: (a) any breach or inaccuracy of any representation and warranty made by Seller contained in this Agreement; (b) any breach of, or failure of any Seller to perform, any covenant or agreement made by Seller contained herein; (c) any Excluded Assets or Retained Liabilities; (d) any Claim or proceeding by any current or former ADGC shareholder arising out of, resulting from or in any way relating to the Contemplated Transactions; and (e) any Claim of a third party to any Purchased Assets.

ARTICLE IV

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

Exhibit 10.3 - Page - 10

     4.1 Organization.

                                (a) Apollo Diamond Gemstone Corporation is a corporation, duly organized, validly existing, and in good standing under the Laws of the State of Delaware.

                                (b) Seller is duly qualified or licensed to conduct its business as a foreign entity and is in good standing under the Laws of each jurisdiction where such qualification or license is required, except where the failure to be so qualified as would not, individually or in the aggregate, have a Material Adverse Effect.

     4.2 Power and Authority.

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

     4.3 Authorization. Seller has taken all corporate actions, including Board of Director and shareholder approvals, necessary to authorize the execution and delivery of this Agreement, the Transaction Documents and the other documents contemplated hereby to which such Seller is a party, the performance of such Seller’s obligations hereunder and thereunder, and the consummation of the Contemplated Transactions. This Agreement, the Transaction Documents, and the other documents contemplated hereby has been duly authorized, approved, executed, and delivered by Seller.  This Agreement constitutes and, as of the Closing, the Transaction Documents and the other documents required to be executed and delivered by Seller at the Closing will each constitute, a valid and legally binding obligation of Seller and, assuming the due authorization, execution, and delivery thereof by the other parties hereto and thereto, enforceable against Seller in accordance with its terms and conditions.

     4.4 Noncontravention.                                                      Neither the execution and delivery by Seller of this Agreement, the Transaction Documents or any other documents contemplated hereby, nor the performance by Seller of its obligations hereunder or thereunder, nor the consummation by Seller of the Contemplated Transactions, will (a) violate any provision of the Organizational Documents of Seller, (b) violate any Permit, Law, Order, or other restriction of any Governmental Authority to which Seller or any of the Purchased Assets is subject or bound, (c) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel or require any notice under, or result in the creation of any Lien upon any of the Purchased Assets under any Contract to which Seller is a party or by which Seller or any of the Purchased Assets is subject or bound, or (d) require Seller to give any notice to, make any filing with, or obtain any Consent of any Governmental Authority or other third party, in each case in clauses (c) and (d) except as would not, individually or in the aggregate, have a Material Adverse Effect.

     4.5 Assets. Seller owns good and marketable title, free and clear of all Liens other than Permitted Encumbrances, to all of the Purchased Assets. Immediately after the Closing, Purchaser shall have good and marketable title to all of the Purchased Assets, free and clear of all Liens.  The Purchased Assets have been maintained in accordance with past practice, are in sufficient operating condition and repair (subject to normal wear and tear) suitable for the purposes for which they are presently or were most recently used in the Business.  The Purchased Assets include all tangible and intangible property and assets necessary for the conduct of the Business after the Closing in the same manner as the Business was conducted by Seller.

Exhibit 10.3 - Page - 11

     4.6 Absence of Undisclosed Liabilities. Seller does not have, and as of the Closing, will not have, any obligation or Liability (in any case, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated or due or to become due).

     4.7 Legal Compliance.  The Business is in material compliance with all Laws applicable to the Business or any of the Purchased Assets.  No Proceeding or Claim has been received by Seller or filed, commenced or, to the Knowledge of Seller, threatened against Seller, in each case with respect to the Business and the Purchased Assets, alleging a violation of or liability or potential responsibility under any law.

     4.8 Litigation; Proceedings. There are no material Proceedings or Claims pending or, to Seller’s Knowledge threatened, against or affecting Seller and relating to the Business or the Purchased Assets, or to which the Purchased Assets may be bound or affected, at Law or in equity, or before or by any Governmental Authority; Seller is not subject to any Order with respect to the Business or the Purchased Assets.

     4.9 Tax Matters. (a) Seller has timely filed (or joined in the filing of) all Tax Returns required by applicable Law to be filed by Seller (taking into account any extensions of time within which to file); (b) all such Tax Returns were true, correct and complete in all respects; all Taxes owing by Seller (whether or not shown on any Tax Return) have been paid; (c) there is no Proceeding or Claim concerning any Seller Taxes either claimed or raised by any Tax authority in writing; (d) no written Claim has been made by any Tax authority in a jurisdiction where Seller does not currently file a Tax Return that it is or may be subject to any Tax by such jurisdiction, nor has any such assertion been threatened or proposed in writing; (e) Seller does not have any outstanding request for any extension of time within which to pay Taxes or file any Tax Returns; (f) there are no outstanding waivers or extensions of any applicable statute of limitations for the assessment or collection of any Taxes; (g) Seller is not a “foreign person” within the meaning of Section 1445 of the Code; (h) Seller is not a party to, or bound by, any Tax allocation, Tax indemnity, Tax sharing, or similar agreement or arrangement that imposes or could impose liability on Seller for the Taxes of another Person (other than any other Seller); (i) Seller does not have any material liability for the Taxes of another Person, consolidated group or combined group under Treasury Regulation Section 1.1502-6 or any similar provision of applicable Law, including as a transferee or successor, (j) Seller has withheld and paid all material Taxes required to be withheld by Seller in connection with any amounts paid or owing to any employee, creditor, independent contractor or other third party; and (k) no material liens for Taxes exist with respect to Seller’ assets.  Seller has not relied on Purchaser for any Tax, or accounting or legal, advice or analysis.

     4.10 Absence of Certain Developments.  Prior to the date hereof:

(a) Seller has not sold, leased, transferred or assigned any of their assets, tangible or intangible, other than in the Ordinary Course of Business;

Exhibit 10.3 - Page - 12

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

     4.11  Contracts. Seller is not a party to any Contract or other agreement affecting the Purchased Assets or their use in the Business or that would be useful to the Purchaser in the conduct of the Business.

     4.12  Customers and Suppliers.  No material supplier of Seller has indicated that it shall stop, or materially decrease the rate of, supplying, products to Seller for the Business.

     4.13  Accounts Receivable.  Seller has no accounts receivable as of the date hereof.

     4.14 Broker Fees. Seller is solely liable for any and all fees, commissions, or other compensations to any broker, finder, or agent retained by any Seller, if any, with respect to the Contemplated Transactions.

     4.15 No Preferential Purchase Rights There are no preferential purchase rights, options or other similar rights in any Person, not a party to this Agreement, to purchase or acquire any interest in the Purchased Assets, in whole or in part.

ARTICLE V

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

     5.1 Organization.

(a) Scio Diamond Technology Corporation is a corporation duly incorporated, validly existing, and in good standing under the Laws of the State of Nevada.

Exhibit 10.3 - Page - 13

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

     5.2 Power and Authority.

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

     5.3 Authorization. Purchaser has taken all corporate actions necessary to authorize the execution and delivery of this Agreement, the Transaction Documents and the other documents contemplated hereby, the performance of Purchaser’s obligations hereunder and thereunder, and the consummation of the Contemplated Transactions. This Agreement, the Transaction Documents and the other documents contemplated hereby have been duly authorized, approved, executed, and delivered by such Purchaser.  This Agreement constitutes and, as of the Closing, the Transaction Documents and other documents required to be executed and delivered by Purchaser at the Closing will each constitute, a valid and legally binding obligation of Purchaser and, assuming the due authorization, execution, and delivery thereof by the other parties hereto and thereto, enforceable against such Purchaser in accordance with its terms and conditions.

     5.4 Noncontravention. Neither the execution and delivery by Purchaser of this Agreement, the Transaction Documents or any other documents contemplated hereby, nor the performance by Purchaser of its obligations hereunder or thereunder, nor the consummation by Purchaser of the Contemplated Transactions, will (a) violate any provision of the Organizational Documents of Purchaser or, to the Knowledge and belief of Purchaser, any Law, Order, or other restriction of any Governmental Authority to which Purchaser or its assets are subject or bound, (b) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any material Contract or material Lien to which any Purchaser is a party or by which Purchaser or its assets is subject or bound, in each case in all of the clauses above except as would not, individually or in the aggregate, materially adversely affect the ability of Purchaser to consummate the Contemplated Transactions or perform its obligations under this Agreement.

     5.5 Consents.  To the Knowledge and belief of Purchaser, no Consent of any Governmental Authority is required by Purchaser in connection with the execution, delivery, and performance of this Agreement by Purchaser and the consummation of the Contemplated Transactions by Purchaser.

     5.6 Financing.  Subject to the conditions set forth in Article VIII, Purchaser will have at the Closing sufficient funds to timely and fully pay the Cash Payment (in accordance with Section 2.3) and consummate the Contemplated Transactions in accordance with the terms hereof.

Exhibit 10.3 - Page - 14

     5.7 Litigation. As of the date of this Agreement, there is no Claim, Proceeding or Order pending or, to the Knowledge of Purchaser, threatened against Purchaser, or to which Purchaser is otherwise a party relating to this Agreement or the Contemplated Transactions that would have a material adverse effect on the ability of Purchaser to perform its obligations under this Agreement or the Transaction Documents or to consummate the Contemplated Transactions.

     5.8  No Material Adverse Change.  There has not been any amendment to the Organizational Documents of Purchaser.

     5.9 Broker Fees. Purchaser is solely liable for any and all Liability to pay any fees, commissions, or other compensations to any broker, finder, or agent retained by any Purchaser with respect to the Contemplated Transactions.

     5.10 “AS IS, WHERE IS.” Except as specifically set forth in this Agreement or the Transaction Documents, Purchaser explicitly acknowledges that Seller makes no representations or warranties, express or implied, with respect to the Purchased Assets or the Business and that Purchaser takes the Purchased Assets “as is, where is.”  Purchaser acknowledges that it has conducted its own due diligence and has made such investigations as it has deemed appropriate and such other inquiries as it has deemed necessary or desirable to satisfy itself as to the condition, operations, and prospects of the Purchased Assets and the Business.

ARTICLE VI

PRE-CLOSING COVENANTS

     The Parties agree as follows with respect to the Interim Period:

     6.1 General. Each Party agrees to use all commercially reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper, or advisable under applicable Law or otherwise to consummate, make effective, and comply with all of the terms of this Agreement and the Contemplated Transactions, including (a) providing all information and making all filings necessary in connection herewith and therewith, and (b) satisfying, but not waiving, the conditions precedent set forth in Article VIII.

     6.2 Notices and Consents. As promptly as practicable following the date hereof, each Party will give any notices to, make any filings with, and use all commercially reasonable efforts to obtain the Consents of third parties and Governmental Authorities required to consummate, make effective, and comply with all of the terms of this Agreement and the Contemplated Transactions, and will use all commercially reasonable efforts to agree jointly on a method to overcome any objections by any third party or Governmental Authority to this Agreement or the Contemplated Transactions.  Subject to applicable Law, the Parties shall cooperate with each other in exchanging information and assistance in connection with obtaining any Consents of third parties and Governmental Authorities and shall promptly provide to the other Parties or their representatives copies of all filings made with any third party or Governmental Authority with respect to this Agreement or the Contemplated Transactions.

     6.3 Preservation of Purchased Assets and Business. Seller shall use commercially reasonable efforts to (a) preserve the Purchased Assets substantially intact, and (b) maintain the Purchased Assets in good working order and condition, normal wear excepted.  Without limiting the generality of the foregoing, from the date hereof through the Closing Date, Seller shall not, without the prior written consent of Purchaser, take any of the following actions:

Exhibit 10.3 - Page - 15

(i) Take any action or omit to take any action, the taking or omission of which, could reasonably be expected to have a Material Adverse Effect or to Seller’s Knowledge violate in any material respect this Agreement;

(ii) Enter into any Contract that would restrict or impair in any material way the Purchased Assets;

(iii) Sell, transfer or otherwise dispose of or cause a Lien to exist on the Purchased Assets; or

(iv) Authorize or enter into an agreement to do any of the foregoing.

     6.4 Public Announcement. Seller and Purchaser shall consult with and provide each other the opportunity to review and comment upon any press release or other public statement, if any, prior to the issuance of such press release or other public statement relating to this Agreement or the Contemplated Transactions, and shall coordinate the timing of any such press release or other public statement; provided that the Purchaser may make any filings that it deems to be required by or advisable under applicable securities law and may make any disclosures that it deems to be necessary or advisable in connection therewith.

     6.5 Notices of Certain Events. Seller shall promptly notify Purchaser of:

(a) Any written communication or written notice from any Person alleging that the consent of such Person is or may be required in connection with the consummation of the Transactions;

(b) Any material written communication from any Governmental Authority in connection with or relating to the Transactions; and

(c) Any Material Adverse Effect on the Purchased Assets.

ARTICLE VII

TAX MATTERS

     7.1 Purchase Consideration Allocation. Seller and Purchaser shall negotiate in good faith prior to the Closing to agree upon an allocation of the Cash Payment among the Purchased Assets (the “Purchase Consideration Allocation”). In the event the Parties are unable to finalize the Purchase Consideration Allocation prior to the Closing then the Parties shall attempt to finalize the Purchase Consideration Allocation within sixty (60) days after the Closing Date, provided, however, the Parties shall not be obligated to reach an agreement. If an agreement is reached, the Parties shall treat and report (and, if necessary, to cause each of their respective Affiliates to so treat and report) the sale and purchase of the Purchased Assets for all federal, state and local Tax purposes in a manner consistent with the agreed Purchase Consideration Allocation and shall not take any position on their respective Tax Returns that is inconsistent with such Purchase Consideration Allocation. Without limiting the generality of the preceding sentence, the Purchase Consideration Allocation will be reflected in Form 8594 that will be filed by Seller and Purchaser in accordance with Section 1060 of the Code and in any other filings under the Code. The Parties recognize that the Purchase Consideration Allocation shall not include Purchaser’s acquisition expenses and that Purchaser will allocate such expenses appropriately.

     7.2 Tax Allocation. For any ad valorem or similar property Taxes where the applicable Tax period begins before the Closing Date and ends after the Closing Date (the “Straddle Period”), such Taxes shall be allocated between the pre-Closing and post-Closing portion of the Straddle Period as described herein. The amount of such Taxes for the Straddle Period allocated to the portion of the period ending on the Closing Date shall be the total of such Taxes for the entire Straddle Period multiplied by a fraction, the numerator of which is the number of days from the beginning of such Straddle Period to and including the Closing Date and the denominator of which is the total number of days in the entire Straddle Period. The balance of such taxes shall be allocated to the portion of the Straddle Period beginning after the Closing Date.

Exhibit 10.3 - Page - 16

ARTICLE VIII

CONDITIONS TO CLOSING

     8.1 Conditions Precedent to Obligation of Purchaser. The obligations of Purchaser to consummate the Contemplated Transactions and take any other action required to be taken by Purchaser at the Closing or thereafter are subject to the satisfaction, at or prior to the Closing, of each of the following conditions, any of which may be waived in writing by Purchaser in whole or in part:

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

(c) No Legal Proceedings. There shall be no Claim, Proceeding, or Order pending against Seller (excluding such by or at the direction of Purchaser or any Affiliates thereof) or against Purchaser (excluding such by or at the direction of Seller or any Affiliates thereof) by or before any Governmental Authority, or threatened, that would reasonably be expected to have the effect of or seek to challenge, restrain, prohibit, invalidate, interfere with, or collect Damages arising out of, the Contemplated Transactions.

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

     8.2 Conditions Precedent to Obligations of Seller. The obligation of Seller to consummate the Contemplated Transactions and take any other action required to be taken by Seller at the Closing or thereafter is subject to the satisfaction, at or prior to the Closing, of each of the following conditions, any of which may be waived by Seller in whole or in part:

Exhibit 10.3 - Page - 17

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

ARTICLE IX
TERMINATION

     9.1 Termination of Agreement. The Parties may terminate this Agreement as provided below:

(a) Mutual Consent. Purchaser and Seller may terminate this Agreement as to all Parties by mutual written consent at any time prior to the Closing by written instrument authorized by the respective Boards of Directors of Seller and Purchaser.

(b) By Purchaser. Purchaser may terminate this Agreement by giving written notice to Seller at any time prior to the Closing in the event that Seller has breached any representation, warranty, or covenant contained in this Agreement to such an extent that the conditions set forth in Section 8.2 shall not have been satisfied, or cannot be satisfied by May 31, 2012 (the “Termination Date”); provided, that Purchaser shall have provided written notification to Seller of such breach and the breach shall have continued without cure for a period of ten (10) days after delivery of the notice of such breach. At its sole and absolute discretion, Purchaser has the right to waive termination or agree to extend any deadlines under this Section 9.1(b).

(c) By Seller. Seller may terminate this Agreement by giving written notice to Purchaser at any time prior to the Closing in the event that Purchaser has breached any representation, warranty, or covenant contained in this Agreement to such an extent that the conditions set forth in Sections 8.1 shall not have been satisfied, or cannot be satisfied by the Termination Date; provided, that Seller shall have provided written notification to Purchaser of such breach and the breach shall have continued without cure for a period of ten (10) days after delivery of the notice of breach.

(d) By Either Party. Seller or Purchaser may terminate this Agreement by giving written notice to the other Party if (i) any court of competent jurisdiction or any other Governmental Authority in a suit instituted by a third party or a Governmental Authority shall have issued an Order or shall have taken any other action prior to the Termination Date permanently enjoining, restraining, or otherwise prohibiting the Contemplated Transactions or a material portion thereof, or (ii) the Closing has not occurred by the Termination Date, provided, that the Party electing to terminate shall not have caused such failure to close by breaching this Agreement.

Exhibit 10.3 - Page - 18

     9.2 Effect of Termination.

(a) If either Party terminates this Agreement pursuant to Section 9.1, all rights and obligations of the Parties under this Agreement shall terminate; provided, that the rights and obligations of the Parties under this Section 9.2 (Effect of Termination), any provisions regarding the interpretation or enforcement of this Agreement, and Article X (Miscellaneous) will survive any such termination.

(b) Notwithstanding any other provision of this Agreement, in no event shall Seller be entitled to recover any out-of-pocket fee or expenses or any Damages caused by any breach by Purchaser of this Agreement.

ARTICLE X

MISCELLANEOUS

     10.1 Waiver. Any term or provision of this Agreement may be waived in writing at any time by the Party which is entitled to the benefits thereof. The failure of either Party at any time or times to require performance of any provision hereof shall in no manner affect such Party’s right at a later time to enforce the same. No waiver by any Party of a condition or of the breach of any term, covenant, representation or warranty contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or breach or a waiver of any other condition or of the breach of any other term, covenant, representation, or warranty of this Agreement.

     10.2 Notices. All notices, requests, demands, Claims, Consents, or other communications required or authorized hereunder shall be in writing and shall be deemed to have been duly given by the applicable Party if personally delivered, sent by facsimile with receipt acknowledged, sent by a recognized commercial overnight delivery service which guarantees next Business Day delivery, sent by U.S. registered or certified mail return receipt requested and postage prepaid, or otherwise actually received by the other Party at the address of the intended recipient set forth below:

If to Seller:	Apollo Diamond Gemstone
	Corporation	P.O. Box 670
Framingham, MA 01704
Attention: Robert C. Linares Chairman
Fax: 508-429-2925

If to Purchaser:	Scio Diamond Technology Corporation
411 University Ridge, Suite D Greenville, SC 29601 Attention: Joseph D. Lancia Chief Executive Officer
Fax: 864-458-7940

Exhibit 10.3 - Page - 19

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

Either Party may change the address to which notices, requests, Claims, Consents, and other communications hereunder are to be delivered by giving the other Party prior written notice thereof in the manner herein set forth in this Section 10.2.

10.3 Further Assurances. Each of the Parties hereby agrees that after Closing it will execute and deliver such additional documents and will use commercially reasonable efforts to take or cause to be taken such further action as may be necessary or desirable, or as the other Party may reasonably request, to close and make effective the Contemplated Transactions. After the Closing, each Party, at the request of the other Party, and without additional consideration, shall execute and deliver, from time to time, such additional documents of conveyance and transfer as may be necessary to accomplish the orderly transfer of the Purchased Assets and Business to Purchaser in the manner contemplated in this Agreement.

     10.4 Expenses. Except as otherwise expressly provided in this Agreement, each of the Parties shall pay all costs and expenses incurred or to be incurred by it and its advisors and representatives in connection with any negotiations respecting this Agreement and Contemplated Transactions, including preparation of documents, obtaining any necessary regulatory approvals, and the consummation of the other transactions contemplated hereby.

     10.5 Successors and Assigns. This Agreement, and all rights and powers granted hereby, will bind and inure to the benefit of the Parties and their respective successors and permitted assigns.

     10.6 Third Party Beneficiaries. This Agreement and any agreement contained, expressed, or implied herein, shall not confer any rights or remedies upon any Person other than the Parties and their respective successors and permitted assigns.

     10.7 Time of the Essence. Time is of the essence in the performance of all covenants and obligations under this Agreement.

     10.8 Assignment. Neither this Agreement nor any Party’s rights, interests, or liabilities hereunder may be assigned, transferred, conveyed, or pledged by operation of law or otherwise; provided, that Purchaser may transfer and assign prior to the Closing all or any portion of its rights and liabilities pursuant to this Agreement to an Affiliate thereof but Purchaser shall not be relieved of their obligations hereunder as a result of such assignment.

     10.9 Governing Law; Venue. THIS AGREEMENT, THE TRANSACTION DOCUMENTS, AND THE LEGAL RELATIONS BETWEEN THE PARTIES WITH RESPECT TO THIS AGREEMENT, SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF SOUTH CAROLINA WITHOUT REGARD TO RULES CONCERNING CONFLICTS OF LAWS. Purchaser and Seller agree that the Courts of the State of South Carolina shall have exclusive jurisdiction over all disputes and other matters relating to (a) the interpretation and enforcement of this Agreement or any ancillary document executed pursuant hereto, and (b) the Purchased Assets, and Seller expressly consents to and agrees not to contest such exclusive jurisdiction. The Parties waive, to the fullest extent permitted by applicable Law, any objection which they may now or hereafter have to the bringing of any such Claim or Proceeding in such jurisdiction.

Exhibit 10.3 - Page - 20

     10.10 Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

     10.11 Entire Agreement; Amendment. This Agreement (including any documents referred to in this Agreement) constitutes the entire agreement between the Parties with respect to the Contemplated Transactions and supersedes any prior understandings, negotiations, statements, discussions, correspondence, offers, agreements, or representations by the Parties, written or oral, relating in any way to the subject matter of this Agreement and the Contemplated Transactions. No modification, amendment, or supplement of any provision of this Agreement shall be valid unless the same shall be in writing and signed by the Parties. Without limiting the generality of the preceding sentence, no conditions, usage of trade, course of dealing or performance, understanding or agreement purporting to modify, vary, explain or supplement the terms or conditions of this Agreement will be binding unless hereafter made in writing and signed by the Party to be bound, and no modification will be effected by the acknowledgment or acceptance of documents containing terms or conditions at variance with or in addition to those set forth in this Agreement, except as otherwise specifically agreed to by the Parties in writing.

     10.12 Counterparts. This Agreement may be executed by Purchaser and Seller in one or more counterparts, each of which shall be deemed an original instrument, but all of which together shall constitute one and the same instrument. A facsimile or other electronic transmission of a signed copy of this Agreement shall be effective as a valid and binding agreement between the Parties for all purposes.

     10.13 Certain Limitations. NOTWITHSTANDING ANY OTHER PROVISION OF THIS AGREEMENT (OR ANY OTHER AGREEMENT RELATED HERETO) TO THE CONTRARY, IN NO EVENT SHALL ANY PARTY BE LIABLE (OR ENTITLED TO RECOVER) UNDER, OR IN RESPECT OF, THIS AGREEMENT FOR EXEMPLARY, SPECIAL, PUNITIVE, OR CONSEQUENTIAL DAMAGES.

  10.14 Noncompetition and Nonsolicitation.  Until the date that is three (3) years after the Closing Date, the Company will not, directly or indirectly, for any reason, for its own benefit, or for the benefit of or together with any other Person, directly or indirectly: (a)solicit any employee, manager, director, consultant, representative or advisor of the Purchaser to terminate that Person’s engagement or relationship with the Purchaser; (b)solicit any of the customers or suppliers (each as defined below) to terminate their business relationship with the Purchaser;  (c) divert any or all of any customers’ or suppliers’ business from the Purchaser; or (d) engage in directly, or own, operate, control, finance, manage, advise, be employed or engaged by, perform any services for, or invest in (other than holding less than two percent (2%) of the outstanding equity securities of a Person having securities that are listed for trading on a national securities exchange) any business engaged in the Restricted Business anywhere in the United States, with the parties acknowledging that the Purchaser is actively seeking to engage in the Restricted Business throughout and beyond all parts of the United States.   “Restricted Business” means the business of manufacturing and marketing laboratory-created gemstone diamonds or industrial use diamonds.  The covenants in Section 10.14 are severable and separate, and the unenforceability of any specific covenant in this Section 10.14 is not intended by either party to, and shall not, affect the provisions of any other covenant in this Section 10.14.  If any court of competent jurisdiction shall determine that the scope, time, or territorial restrictions set forth in Section 10.14 are unreasonable as applied to any party, the parties acknowledge their mutual intention and agreement that those restrictions shall be enforced to the fullest extent the court deems reasonable, and thereby shall be reformed to that extent.

[Signature Page Follows]

Exhibit 10.3 - Page - 21

      IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date and year first above written.

APOLLO DIAMOND GEMSTONE CORPORATION

  /s/ Robert C. Linares
By:           Robert C. Linares
Its:           Chairman

SCIO DIAMOND TECHNOLOGY CORPORATION

  /s/ Joseph D. Lancia
     By:           Joseph D. Lancia
                    Its:           Chief Executive Officer

Exhibit 10.3 - Page - 22

Exhibit 3.3(b)

MASTER BILL OF SALE

THIS MASTER BILL OF SALE AREEMENT (the “Bill of Sale”) is made this 31st day of May, 2012, by and between APOLLO DIAMOND GEMSTONE CORPORATION, a corporation duly organized under the laws of the State of Delaware (“Seller”), and SCIO DIAMOND TECHNOLOGY CORPORATION, a corporation duly organized under the laws of the State of Nevada (“Purchaser”).  Seller and Purchaser may be referred to in this Bill of Sale collectively as the “Parties” and individually and a “Party.”  Capitalized terms used herein without definition shall have the meaning ascribed thereto in that certain Asset Purchase Agreement (defined below).

WITNESSETH

WHEREAS, Seller and Purchaser are parties to that certain Asset Purchase Agreement dated as of May 31, 2012 (the “Asset Purchase Agreement”), pursuant to which, among other things, Seller agreed to sell and transfer, and Purchaser agreed to purchase and accept, certain of the assets of Seller; and

WHEREAS, it is a condition to the Closing of the Asset Purchase Agreement that Seller enters into this Bill of Sale to sell to Purchaser the Transferred Assets (defined below).

NOW THEREFORE, in consideration of the payment by Purchaser of the Cash Payment and in further consideration of the mutual covenants and agreements contained in the Asset Purchase Agreement, the receipt and sufficiency of which is hereby acknowledged, the Parties hereby covenant and agree as follows:

1. Transferred Assets. For value received, the receipt and sufficiency of which is hereby acknowledged, effective as of May 31, 2012, Seller hereby sells, conveys, assigns, transfers and delivers to Purchaser, which hereby accepts, all its right, title and interest and benefit in and to:

(a) Intellectual Property. Any and all patents and trade secrets owned and/or developed by ADGC which were used or held for use in the Business;

(b) Equipment. All furniture, equipment, computers, computer equipment, machinery, tools, hand tools, spare parts, test equipment, supplies, inventory, office supplies, telephones, and all other tangible personal property of every kind and description insofar as any of the foregoing relates to the operation of the Business; and

(c)  Inventory.  All goods, items, parts, pieces or materials of every kind necessary in the operation of the Business or produced by or in coordination with the Business, whether diamond, metal or any other substance, wherever located and whether currently in the possession of the Seller or any third party.

(collectively, the “Transferred Assets”):

Exhibit 3.3(b) - Page - 1

TO HAVE AND TO HOLD, all and singular, for its own use forever, the Transferred Assets hereby sold, assigned, transferred, conveyed and delivered, or intended so to be, unto Purchaser, its successors and assigns forever.

2. Excluded Assets. For the avoidance of doubt, Seller shall not be deemed to have sold pursuant to this Bill of Sale any asset other than the Transferred Assets.

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

6. Risk of Loss.  The risk of loss, injury, destruction or damage to any of the Transferred Assets by fire or other casualty or occurrence shall remain with Seller until transfer to Purchaser.

7. Taxes and Fees.  Seller agrees to indemnify and hold harmless Purchaser with respect to any taxes, fees, commissions or other charges becoming due as a result of this Bill of Sale, except any sales or use tax on the transfer of the Transferred Assets to Purchaser or Purchaser’s subsequent use of the Transferred Assets, which sales and use taxes are the responsibility of the Purchaser.

8. Indemnification. Assignor shall indemnify and hold harmless Assignee and its affiliates, officers, directors, shareholders, employees, partners, agents and representatives from and against any and all loss, liability, damage or expenses which may be incurred by Assignee related to the Assigned Assets or due to any claims of a third-party in connection with the Assigned Assets.

Exhibit 3.3(b) - Page - 2

9. GOVERNING LAW.  THIS BILL OF SALE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE UNITED STATES OF AMERICA AND THE STATE OF SOUTH CAROLINA, WITHOUT REGARD TO ITS CHOICE OF LAW PROVISIONS.  Any dispute or controversy arising from this Bill of Sale shall be subject to Section 10.9 of the Asset Purchase Agreement.

10. Modification.  This Bill of Sale shall not be modified or amended except by an instrument in writing signed by authorized representatives of the Parties.

11. Time.  Time is of the essence related to this Bill of Sale.

12. Entire Bill of Sale.  Purchaser and Seller warrant that the terms and conditions of this Bill of Sale were fully read and understood and that they constitute the entire Bill of Sale between the Parties.

13. Unenforceability.  If any one or more provisions of this Bill of Sale shall be found to be illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

14. Confidentiality.  The entire contents of this Bill of Sale shall remain confidential between all Parties named in this Bill of Sale, except as required by law.

15. Counterparts.  This Bill of Sale may be executed by facsimile or other electronic transmission by the Parties in counterparts.  Following such transmission, the parties agree that executed originals will be forwarded by mail or by courier to the respective parties.

IN WITNESS WHEREOF, the parties hereto have caused this Bill of Sale to be executed by their authorized representatives and effective as of the date first written above.

APOLLO DIAMOND GEMSTONE CORPORATION

By:     /s/ Robert Linares

Name: Robert Linares

Title: Chairman

SCIO DIAMOND TECHNOLOGY CORPORATION

By:    /s/ Joseph D. Lancia

Name: Joseph D. Lancia

Title: Chief Executive Officer

Exhibit 3.3(b) - Page - 3

ASSIGNMENT AND ASSUMPTION AGREEMENT

THIS ASSIGNMENT AND ASSUMPTION AREEMENT (the “Assignment”) is made this 31st day of May 2012, by and between APOLLO DIAMOND GEMSTONE CORPORATION, a corporation duly organized under the laws of the State of Delaware (“Assignor”), and SCIO DIAMOND TECHNOLOGY CORPORATION, a corporation duly organized under the laws of the State of Nevada (“Assignee”).  Assignor and Assignee may be referred to in this Assignment collectively as the “Parties” and individually and a “Party.”  Capitalized terms used herein without definition shall have the meaning ascribed thereto in that certain Asset Purchase Agreement (defined below).

WITNESSETH

WHEREAS, Assignor and Assignee are parties to that certain Asset Purchase Agreement dated as of May 31, 2012 (the “Asset Purchase Agreement”), pursuant to which, among other things, Assignor agreed to assign, and Assignee agreed to assume, certain of the intangible assets and intellectual property of Assignor; and

WHEREAS, it is a condition to the Closing of the Asset Purchase Agreement that the Assignor enters into this Assignment to assign to Assignee the Assigned Assets (defined below).

NOW THEREFORE, through mutual negotiation and for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties hereby covenant and agree as follows:

1. Assignment. Assignor hereby assigns all of its rights, obligations, interests and liabilities in any and all patents and trade secrets owned and/or developed by ADGC which were used or held for use in the Business, including any Licensed IP Rights of Assignor, to the Assignee (the “Assigned Assets”) pursuant to the terms of the Asset Purchase Agreement and this Assignment.  As of the date of this Assignment, Assignor shall have no further rights, obligations, interests or liabilities of any kind whatsoever related to the Assigned Assets.

2. Assumption. For and in consideration of the assignments hereunder, Assignee hereby assumes all of Assignor’s rights, obligations, interest and liabilities related to the Assigned Assets to the same extent as though Assignee had been the original owner of the Assigned Assets.

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

Exhibit 3.3(b) - Page - 4

5. Indemnification. Assignor shall indemnify and hold harmless Assignee and its affiliates, officers, directors, shareholders, employees, partners, agents and representatives from and against any and all loss, liability, damage or expenses which may be incurred by Assignee related to the Assigned Assets or due to any claims of a third-party in connection with the Assigned Assets.

6. Dispute Resolution. This Assignment shall be governed by the laws of the State of South Carolina.  Any dispute or controversy arising from this Assignment shall be subject to Section 10.9 of the Asset Purchase Agreement.

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

11. Counterparts.  This Assignment may be executed by facsimile or other electronic transmission by the Parties in counterparts.  Following such transmission, the parties agree that executed originals will be forwarded by mail or by courier to the respective parties.

IN WITNESS WHEREOF, the parties hereto have caused this Assignment to be executed by their authorized representatives and effective as of the date first written above.

APOLLO DIAMOND GEMSTONE CORPORATION

By:    /s/ Robert Linares

Name: Robert Linares

Title: Chairman

SCIO DIAMOND TECHNOLOGY CORPORATION

By:    /s/ Joseph D. Lancia

Name: Joseph D. Lancia

Title: Chief Executive Officer

Exhibit 3.3(b) - Page - 5

Exhibit 10.11

Subscription Agreement Dated May 4, 2012

THIS AGREEMENT IS SUBJECT TO ARBITRATION PURSUANT TO THE SOUTH CAROLINA UNIFORM ARBITRATION ACT:
SC CODE ANN.  §15-48-10 ET SEQ. AND THE FEDERAL ARBITRATION ACT: 9 U.S.C. 1 ET SEQ.

SCIO DIAMOND TECHNOLOGY CORPORATION

SUBSCRIPTION AGREEMENT FOR UNITS, EACH UNIT CONSISTING OF
ONE SHARE OF COMMON STOCK AND A WARRANT
TO PURCHASE ONE SHARE OF COMMON STOCK AT $1.60/SHARE

TO:         Scio Diamond Technology Corporation
411 University Ridge, Suite D
Greenville, South Carolina 29601

Ladies and Gentlemen:

I understand that Scio Diamond Technology Corporation, a Nevada corporation (the “Company”), is seeking to raise up to $5.5 million by offering for sale up to 6,875,000 units, with each unit consisting of one share of its common stock (“Common Stock”) and a warrant in the form of Annex A (a “Warrant”) to purchase one share of its common stock at $1.60 per share, at a purchase price of $0.80 per unit (the “Units”) to a limited number of accredited investors. The number of Units, and the related number of shares of Common Stock and Warrants to purchase Common Stock, as well as the purchase price per Unit and the exercise price related to the Warrants, shall be appropriately adjusted in the event of any stock split, stock dividend, stock subdivision, stock combination or stock reclassification prior to the purchase of the applicable Units.  I also understand that the Company may raise additional capital in public or private offerings depending on the development of its business and its capital needs going forward.  I will complete and deliver to the Company a Form W-9 and the applicable Investor Questionnaire attached hereto, along with this Agreement.

Based on these premises, I (sometimes referred to herein as the “Subscriber”) hereby confirm my agreement with the Company as follows:

1.           On the date hereof, I agree to purchase from the Company, and upon acceptance of my subscription by the Company by its execution and delivery of this subscription agreement (this “Agreement”) and in reliance on my representations, warranties, and covenants contained herein, the Company will issue and sell to me Units as follows:

 (a)           On March 30, 2012, or as soon as possible thereafter, the Subscriber shall pay $250,000 (the “First Investment”) to the Company by wire transfer or other immediately available funds, and the Company shall issue 312,500 Units (consisting of 312,500 shares of Common Stock and Warrants to acquire 312,500 shares of Common Stock) to the Subscriber.  The closing date for the First Investment is referred to as the “First Closing Date.”

Exhibit 10.11 - Page - 1

(b)           Subject to the condition set forth in Section 2 below, on the date that is ten calendar days after the completion of the Company’s reactor support infrastructure (HVAC, chilled water, air, power electrical, building fit up, gasses, exhaust) at its Greenville, South Carolina, facility, the Subscriber shall pay $250,000 (the “Second Investment”) to the Company by wire transfer or other immediately available funds, and the Company shall issue an additional 312,500 Units (consisting of 312,500 shares of Common Stock and Warrants to acquire 312,500 shares of Common Stock) to the Subscriber.  The closing date for the Second Investment is referred to as the “Second Closing Date.”

(c)           Subject to the condition set forth in Section 2 below, on the date that is ten calendar days after the first three reactors, designated as SC1, SC2 and SC3, have been installed at the Company’s Greenville, South Carolina, facility and such reactors have produced diamonds, the Subscriber shall pay $250,000 (the “Third Investment”) to the Company by wire transfer or other immediately available funds, and the Company shall issue an additional 312,500 Units (consisting of 312,500 shares of Common Stock and Warrants to acquire 312,500 shares of Common Stock) to the Subscriber.  The closing date for the Third Investment is referred to as the “Third Closing Date.”

(d)           Subject to the condition set forth in Section 2 below, on the date that is ten calendar days after reactors SC1, SC2 and SC3 have begun producing diamonds at a yield rate of 50% to support the Company’s business plan that has been provided to the Subscriber on or prior to the date of this Agreement, the Subscriber shall pay $250,000 (the “Fourth Investment”) to the Company by wire transfer or other immediately available funds, and the Company shall issue an additional 312,500 Units (consisting of 312,500 shares of Common Stock and Warrants to acquire 312,500 shares of Common Stock) to the Subscriber.  The closing date for the Fourth Investment is referred to as the “Fourth Closing Date.”

(e)   The remaining $1 million in investments by the Subscriber (the “Verified Stage Investments”) are dependent on the Company producing marketable quality diamonds of both gemstone and industrial style.  Verification of the gemstone diamonds must be provided by two sources, one selected by the Company and one selected by the Subscriber.  When such verification of quality is confirmed, Verified Stage Investments will be made on the following schedule:

(i)
Subject to the condition set forth in Section 2 below, on the date that is ten calendar days after the reactors designated as SC4 SC5, SC6, SC7, SC8, SC9 and SC10 have been installed and are in production qualifications runs and making sellable product, the Subscriber shall pay $500,000 (the “Fifth Investment”) to the Company by wire transfer or other immediately available funds, and the Company shall issue an additional 625,000 Units (consisting of 625,000 shares of Common Stock and Warrants to acquire 625,000 shares of Common Stock) to the Subscriber.  The closing date for the Fifth Investment is referred to as the “Fifth Closing Date.”

(ii)
Subject to the condition set forth in Section 2 below, on the date that is ten calendar days after the Company has generated $100,000 of revenue (determined in accordance with U.S. generally accepted accounting principles) from diamonds produced in the Company’s Greenville, South Carolina, facility, the Subscriber shall pay $500,000 (the “Sixth Investment”) to the Company by wire transfer or other immediately available funds, and the Company shall issue an additional 625,000 Units (consisting of 625,000 shares of Common Stock and Warrants to acquire 625,000 shares of Common Stock) to the Subscriber.  The closing date for the Sixth Investment is referred to as the “Sixth Closing Date,” and each of the First Closing Date through and including Sixth Closing Date are referred to as a “Closing Date” and, collectively, as the “Closing Dates.”

Exhibit 10.11 - Page - 2

2.           The closing for the First Investment and each subsequent closing shall occur at the offices of Nelson Mullins Riley & Scarborough, LLP, in Greenville, South Carolina, or at such other location as the parties may mutually agree (provided that the parties shall cooperate to effect a closing by mail, email, facsimile, or courier such that an actual convening of the parties for a closing is unnecessary).  Each closing for the First Investment through and including the Sixth Investment is referred to as a “Closing.”  With respect to each Closing, the obligations of the parties to consummate such Closing are conditioned on the satisfaction or waiver of the following conditions on or prior to the date of such Closing:

(a) Mutual Conditions to Obligation to Close.  The obligations of each party to consummate such Closing shall be conditioned upon the satisfaction (or waiver at each party’s election) of the conditions that: (i) no party to this Agreement shall be subject on the applicable Closing Date to any order of a court of competent jurisdiction that enjoins or prohibits the consummation of the transactions contemplated by this Agreement, and (ii) such Closing shall occur on or before March 31, 2013.

(b) Conditions to Subscriber’s Obligation to Close.  The Subscriber’s obligations to consummate such Closing shall be conditioned upon satisfaction, or the Subscriber’s waiver at its election, of the following conditions:

(i)
All representations and warranties of the Company set forth in this Agreement and in the Warrant shall be true and correct in all material respects as of the date of this Agreement and on the applicable Closing Date as if made on such applicable Closing Date.  The Company shall have performed and complied in all material respects with all covenants, agreements and conditions (individually and collectively) contained in this Agreement and any Warrant delivered by the Company to the Subscriber required to be performed and complied with by the Company at or prior to the First Closing Date.

(ii)
The Company shall have delivered to the Subscriber a certificate signed by two executive officers of the Company certifying the matters set forth in Section 2(b)(i) and, with respect to each of the Second Investment through and including the Sixth Investment, that the applicable milestones set forth in Section 1 above with respect to such investment Closing has been achieved.

Exhibit 10.11 - Page - 3

(c)           Conditions to Company’s Obligation to Close.  The Company’s obligation to consummate such Closing shall be conditioned upon satisfaction, or the Company’s waiver at its election, of the following conditions:

(i)
All representations and warranties of the Subscriber in this Agreement and all other documents and certificates required to be delivered by the Subscriber in connection with the Closing shall be true and correct, in each case as of the date of this Agreement and on the applicable Closing Date as if made on the applicable Closing Date.  The Subscriber shall have performed and complied in all material respects with all covenants, agreements and conditions (individually and collectively) contained in this Agreement required to be performed and complied with by the Subscriber at or prior to such Closing Date (which condition includes, among other things, the condition that the Subscriber shall have timely consummated all prior Closings in accordance with the terms of this Agreement).

(ii)	If requested by the Company, the Subscriber shall have delivered to the Company a certificate certifying the matters set forth in Section 2(c)(i).

3.           I represent, warrant, and agree as follows:

(a)           I am an “accredited investor” as defined by Rule 501(a) promulgated under the Securities Act of 1933 (the “Securities Act”), as described in the Investor Questionnaires attached hereto, and my responses to the Investor Questionnaire are true, complete, and accurate.

(b)           I have, and will maintain, sufficient assets to fund my obligations under this Agreement.

(c)           I have had an opportunity to ask questions of and receive answers from representatives of the Company concerning my investment in the Units, and the Company has provided me with detailed information regarding the condition, financial and otherwise, and the current and intended operations, business affairs and business prospects of the Company (the “Information”).  I acknowledge that I have participated in multiple meetings with management of the Company and that I am intimately familiar with the financial condition and business prospects of the Company and that I do not require a formal private placement memorandum or any other formal offering documents to make my investment decision.  I also understand that the Company will, upon my request, make available to me a copy of any additional information regarding the Company and its operations which the Company possesses or can obtain without unreasonable expense.  I have reviewed the Information and all other materials I have requested in connection with my decision to make this investment.  I confirm that I have such knowledge and experience in financial and business matters generally and that I am capable of evaluating the merits and risks of the investment in the Units.

Exhibit 10.11 - Page - 4

(d)           I understand that the Units to be issued pursuant to this Agreement have not been passed on as to their fairness or recommended or endorsed by any federal or state agency, and their issuance will not be registered under the Securities Act or the securities laws of any state, in reliance upon exemptions from registration contained in the Securities Act and such laws.  The Company’s reliance upon such exemptions is based in part upon my representations, warranties, and agreements contained in this Agreement.

(e)           I am purchasing the Units for my own account, for investment purposes only, and not for distribution or resale to others, and I agree that I will not sell or otherwise transfer the Units, or the Common Stock or Warrants included within the Units, unless the transfer of such securities has been registered under the Securities Act and applicable state securities laws, or, in an opinion of counsel acceptable to the Company, an exemption therefrom is available.  I understand that the Units, including the Common Stock and the Warrants, will be “restricted securities” under the federal securities laws and that such securities may be resold without registration under the Securities Act and state securities laws only in certain limited circumstances.  I understand that, in the absence of an effective registration statement covering the securities or an available exemption from registration under the Securities Act, the securities must be held indefinitely.  In addition, I agree not to transfer a Warrant prior to the first anniversary of the issuance of such Warrant (except in the event of the death of the grantor of the Subscriber).

(f)           The certificates representing the Common Stock, and the Warrant agreements, will contain a legend stating that their issuance has not been registered under the Securities Act or any state securities laws and referring to the above restrictions on transferability and sale.  A notation will also be made in the records of the Company so that transfers of the Units, including the Common Stock and the Warrants, will not be effected in the records of the Company without compliance with these restrictions.

(g)           I acknowledge that an investment in the Units is speculative and involves a very high degree of risk, including the loss of my entire investment in the Units, and I confirm that I could withstand the loss of my entire investment in the Units.

(h)           I have full power and authority to enter into this Agreement and each of the other agreements and documents contemplated hereby (collectively, the “Transaction Documents”) to which I am or will be a party, and each such agreement constitutes my valid and legally binding obligation, enforceable in accordance with its terms, except to the extent enforceability may be limited by the application of bankruptcy, receivership, conservatorship, reorganization, insolvency and similar laws affecting creditors’ rights generally and equitable principles being applied at the discretion of a court before which any proceeding may be brought, and to limitations on the rights to indemnity and contribution hereunder that exist by virtue of public policy under federal and state securities laws.  No consent, approval, or authorization of, or registration, filing or declaration with, any Governmental Authority is required to be obtained by me in connection with the transactions contemplated by the Transaction Documents, other than those that have been made or will be timely made or that would not have a material and adverse effect on my ability to consummate the transactions contemplated by the Transaction Documents.   If the Subscriber is an entity, the Subscriber represents and warrants that the Subscriber is duly formed and is in good standing under the jurisdiction of its formation, and that the execution and delivery of this Agreement and the other Transaction Documents to which the Subscriber is or will be a party, and the performance of the Subscriber’s obligations hereunder and thereunder, has not and will not (i) violate or conflict with any of the articles of incorporation (as amended), bylaws, partnership agreement, limited partnership agreement, limited liability company operating agreement, or similar formation or governing document, as applicable, that is applicable to the Subscriber, or, in any material respect,  any material agreement to which the Subscriber is a party, or (ii) violate or conflict in any material respect with any laws, rules, regulations or orders of any Governmental Authority.  “Governmental Authority” means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

Exhibit 10.11 - Page - 5

(i)           I am not purchasing the Units as a result of any advertisement, article, notice or other communication regarding the Units (including the Common Stock or the Warrants) published in any newspaper, magazine or similar media or broadcast over television or radio or presented at any seminar or any other advertisement or general solicitation.

4.           I acknowledge that the portion of the Information that has not been filed with the Securities and Exchange Commission or otherwise made publicly available is confidential, and I agree that all such Information will be kept in confidence by me; provided that this obligation will not apply to any such Information that (i) is part of the public knowledge or literature and readily accessible at the date hereof; (ii) becomes part of the public knowledge or literature and readily accessible by publication (except as a result of a breach of this provision); or (iii) is received from a third party (except a third party who discloses such Information in violation of any confidentiality agreement).  Further, this obligation does not prohibit my discussion of such Information with my counsel, accountant, or other financial adviser (in each case, who agrees to keep the Information confidential) solely for the purpose of assisting my analysis and assessment of such Information and an investment in the Units.

5.           I acknowledge that the Company and its officers, directors, employees, agents, and affiliates are relying on the truth and accuracy of the foregoing representations and warranties in offering the Units for sale to me without having first registered the issuance of the Units under the Securities Act.  I also understand the meaning and legal consequences of the representations and warranties in this Agreement.  All representations, warranties, and covenants contained in this Agreement will survive the acceptance of this Agreement and the sale of the Units.  I acknowledge that this Agreement will not be deemed to be accepted until it is signed by the Company and returned to me.  Notwithstanding the foregoing, however, no representation, warranty, acknowledgement, or agreement made herein by me will in any manner be deemed to constitute a waiver of any substantive rights granted to me under federal or state securities laws that cannot be waived as a matter of law.

6.           I acknowledge that this Agreement and the Information has been prepared and approved solely by the Company.  I understand that Nelson Mullins Riley & Scarborough LLP (“NMRS”) has assisted the Company in the preparation of this Agreement but that NMRS has not conducted due diligence and in any event is not responsible for the disclosures made in this Agreement or otherwise in connection with my decision to make this investment.  I understand that I am solely responsible for my own due diligence investigation.  I understand that NMRS has represented the Company in this matter and has not represented me and that NMRS does not make any representations or warranties to me, and has not provided any advice to me, regarding this Agreement or any investment in the Company.  I am not relying on any advice, or representations or warranties, from NMRS in connection with my decision to invest in the Units.

Exhibit 10.11 - Page - 6

7.           The Company represents and warrants to the Subscriber that as of such each Closing Date with respect to Subscriber’s investment pursuant to this Agreement the following statements will be true, correct, and complete:

(a) No Conflicts. The Company’s execution and delivery of this Agreement and the other Transaction Documents to which the Company is or will be a party, and the performance of the Company’s obligations hereunder and thereunder, including its issuance of the Common Stock and Warrants that comprise the Units, and the exercise or conversion of the Warrants, does not and will not (i) violate or conflict with any of the articles of incorporation (as amended) or bylaws of the Company, or, in any material respect,  any material agreement to which the Company is a party, or (ii) violate or conflict in any material respect with any laws, rules, regulations or orders of any Governmental Authority.  No consent, approval, or authorization of, or registration, filing or declaration with, any Governmental Authority is required to be obtained by the Company in connection with the transactions contemplated by the Transaction Documents, other than those that have been made or will be timely made or that would not have a material and adverse effect on the ability of the Company to consummate the transactions contemplated by this Agreement.

(b) Organization, Powers and Authorization.  The Company has been duly incorporated, and is in good standing, under the laws of the State of Nevada.  The Company has all requisite corporate or organizational power and authority to own and operate its material properties, to carry on its business as now conducted and proposed to be conducted, in all material respects, and to enter into this Agreement and each of the other Transaction Documents to which it is or will be a party, and to perform its obligations under the Transaction Documents.  This Agreement and the other Transaction Documents and the transactions contemplated hereby and thereby and performance by the Company of its obligations hereunder and thereunder have been duly and validly authorized by all necessary corporate action on the part of the Company.

(c) Binding Obligation. This Agreement and the other Transaction Documents, when executed and delivered by the Company, will be, the legal, valid and binding obligations of  the Company, each enforceable against the Company in accordance with their respective terms, except to the extent that the enforceability thereof may be limited by the application of bankruptcy, receivership, conservatorship, reorganization, insolvency and similar laws affecting creditors’ rights generally and equitable principles being applied at the discretion of a court before which any proceeding may be brought, and to limitations on the rights to indemnity and contribution hereunder that exist by virtue of public policy under federal and state securities laws.

Exhibit 10.11 - Page - 7

(d) Private Offering. No form of general solicitation or advertising was used by the Company or any representative thereof in connection with the offer or sale of the Units.

(e) Ownership of Patents.  The Company owns the patents and patent applications set forth on Annex B attached hereto (the “Patents”).  The Company represents and warrants that, with respect to the Patents, there is no pending or, to the knowledge of the Company, threatened litigation challenging the ownership or validity of such Patents, that all fees with respect to the Patents have been paid to keep them in force, and that no such Patents have lapsed.

8.           This Agreement (including documents contemplated hereby, including the Warrant) constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and may be amended or modified only by a writing executed by the party to be bound thereby.  This Agreement may be executed in multiple counterparts, each of which will constitute an original, but all of which will constitute but one and the same instrument.  This Agreement may be executed and delivered by facsimile or other electronic transmission (including electronic mail), which will constitute the legal delivery hereof.  This Agreement will be governed by and construed in accordance with the laws of the State of South Carolina.  The dispute resolution provisions set forth in Section 15 of the Warrant attached hereto shall apply, mutatis mutandis, with respect to this Agreement, including, without limitation, the Mandatory Arbitration and the Exclusive Selection of Forum provisions thereof. All representations, warranties, and covenants contained in this Agreement will survive the acceptance of this Agreement and the sale of the Units.

9.           Correspondence addressed to me should be sent to the address listed below until such time as I will notify the Company, in writing, of a different address to which such correspondence and notices are to be sent.

10.           In connection with this Agreement and the transactions contemplated hereby, each party to this Agreement shall execute and deliver any additional documents and instruments and perform any additional acts that may be necessary or appropriate to effectuate and perform such party’s obligations under this Agreement and the transactions contemplated hereby.

11.           This Agreement may be executed and delivered in one or more counterparts (including by means of telecopied, facsimile or emailed signature pages), any one of which need not contain the signatures of more than one party, but all such counterparts taken together shall constitute one and the same Agreement.

12.           The Subscriber and Company hereby agree additionally as follows:

(a)           Information Rights.  Subject to the Subscriber’s compliance with its obligations under this Agreement, the Company will provide the Subscriber with information rights, including consultation rights, inspection and access rights, and the right to audited and unaudited financial statements, annual budget and other financial and operational information, subject to Section 12(c) below. Any inspection pursuant to this Section 12(a) shall be conducted during normal business hours and in such a manner as not to interfere unreasonably with the conduct of the business of the Company, and nothing herein shall require the Company disclose any information to the extent (1) prohibited by law or is legally privileged or (2) that the Company reasonably believes such information to be competitively sensitive proprietary information (except to the extent such Subscriber provides assurances reasonably acceptable to Company that such information shall not be used by such Subscriber or its affiliates to compete with the Company). The Subscriber also shall hold and use (and cause its designees or representatives to hold and use) any information that the Subscriber receives pursuant to this Section 12(a) solely for purposes of managing its investment in the Company, and shall not use or disclose (and shall cause its designees or representatives to not use or disclose) any material nonpublic information regarding the Company or trade in Company securities or any derivatives thereof while in possession thereof.

Exhibit 10.11 - Page - 8

(b)           Board Right. Subject to and promptly following the Sixth Closing Date, the Company shall expand the Board by one director and the Board shall appoint one designee of Subscriber (which may be the Subscriber). Thereafter, subject to Section 12(c) below and satisfaction of all legal and governance requirements applicable to all Board members regarding service as a director of the Company, the Company shall cause the nomination of one person designated by Subscriber for election to the Board at each annual meeting at which the term of each such director expires, or upon the death, resignation, removal or disqualification of each such director, if earlier. Subscriber shall provide written notice of such designee to the Company, together with any information pertaining to the nominated persons reasonably requested by the Company, including information required to be disclosed in accordance with the Company’s SEC disclosure obligations. Upon receipt of such notice and information, the Company shall do, or cause to be done, all things, and take, or cause to be taken, all actions necessary, necessary or expedient to having such designee be elected and qualified to serve as a member of the Company’s Board as soon thereafter as reasonably practicable. The Subscriber’s designee as a Company director shall provide the Company with a directors’ and officers’ questionnaire and provide such other background information as ordinarily requested by the Company from time to time of its other directors and officers.

(c)           Expiration of Rights.

(i)
Notwithstanding anything to the contrary in this Section 12, if, at any time after the Sixth Closing, Subscriber ceases to own, or have the right to acquire pursuant to the Warrant, an aggregate of 3,750,000 shares of Common Stock (as adjusted for any stock split, stock dividend, stock subdivision, stock combination or stock reclassification, and provided that to the extent that any Warrants expire without being exercised such number shall be reduced by a number equal to 75% of the Warrants that expired without being exercised), then Subscriber’s rights to nominate a member to the Company’s board of directors granted by this Section 12 will terminate and such rights will be lost permanently, irrespective of whether Subscriber’s ownership percentage of Company’s outstanding Common Stock increases again after the loss of such right.

(ii)
Notwithstanding anything to the contrary in this Section 12, if, at any time after the Second Closing, Subscriber ceases to own, or have the right to acquire pursuant to the Warrant, an aggregate of 1,250,000 shares of Common Stock (as adjusted for any stock split, stock dividend, stock subdivision, stock combination or stock reclassification, and provided that to the extent that any Warrants expire without being exercised such number shall be reduced by a number equal to 75% of the Warrants that expired without being exercised), then Subscriber’s information rights granted by this Section 12 will terminate and such rights will be lost permanently, irrespective of whether Subscriber’s ownership percentage of Company’s outstanding Common Stock increases again after the loss of such right.

* * *

Exhibit 10.11 - Page - 9

SIGNATURE PAGE TO
THE SUBSCRIPTION AGREEMENT WITH
SCIO DIAMOND TECHNOLOGY CORPORATION

IN WITNESS WHEREOF, I have executed this Subscription Agreement as of the date set forth below:
Signature:                             /s/ Thomas P. Hartness
Print name of individual or entity investing:              Thomas P. Hartness Revocable Trust dated July 30, 2010
Include applicable title, if executing on behalf of an entity:      Trustee

Co-Subscriber Signature (if applicable):
 Print name of co-subscriber:

If an individual investor, please indicate form of ownership the undersigned desires for the Units: ☐ Individual, ☐ Joint Tenants with Right of Survivorship1, ☐ Tenants in Common2,
☑ Qualified Trust, ☐ Custodian for
State of Primary Residence:

Address:
Phone Number:

E-mail Address:

S.S. # or EIN:

Date:                                5/4/12

Wire Transfer Instructions:
(Bank):
(ABA Number):
(Account):
(Reference):

*For Credit to:
                                                                        Name of Subscriber(s)

1 When a Share is held as Joint Tenants with right of Survivorship, upon the death of one owner, ownership of the Share will pass automatically to the surviving owners(s).
2 When a Share is held as Tenants in Common, upon the death of one owner, ownership of the Share will be held by the surviving owner(s) and by the heirs of the deceased owner.

Exhibit 10.11 - Page - 10

Accepted: SCIO DIAMOND TECHNOLOGY CORPORATION

By:               /s/ Charles G. Nichols
Name and Title:                           Charles G. Nichols, CFO

Date:                               5/4/12

Exhibit 10.11 - Page - 11

ANNEX A – FORM OF WARRANT

THIS AGREEMENT IS SUBJECT TO ARBITRATION PURSUANT TO THE SOUTH CAROLINA UNIFORM ARBITRATION ACT: SC CODE ANN. §15-48-10 ET SEQ. AND THE FEDERAL ARBITRATION ACT: 9 U.S.C. 1 ET SEQ.

THE SECURITIES REPRESENTED BY THIS INSTRUMENT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE TRANSFERRED, SOLD OR OTHERWISE DISPOSED OF EXCEPT WHILE A REGISTRATION STATEMENT RELATING THERETO IS IN EFFECT UNDER SUCH ACT AND APPLICABLE STATE SECURITIES LAWS OR THE COMPANY, UPON ITS REQUEST, RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THIS INSTRUMENT ACCEPTABLE TO THE COMPANY STATING THAT SUCH SALE, TRANSFER OR OTHER DISPOSITION IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT AND APPLICABLE STATE LAWS.  THIS INSTRUMENT IS ISSUED SUBJECT TO THE RESTRICTIONS ON TRANSFER AND OTHER PROVISIONS OF A UNIT SUBSCRIPTION AGREEEMENT BY AND AMONG THE ISSUER OF THESE SECURITIES AND THE INVESTORS REFERRED TO THEREIN, A COPY OF WHICH IS ON FILE WITH THE ISSUER. THE SECURITIES REPRESENTED BY THIS INSTRUMENT MAY NOT BE SOLD OR OTHERWISE TRANSFERRED EXCEPT IN COMPLIANCE WITH SUCH AGREEMENT.  ANY SALE OR OTHER TRANSFER NOT IN COMPLIANCE WITH SUCH AGREEMENT WILL BE VOID.

WARRANT
to purchase

[                               ]3

Shares of Common Stock of

Scio Diamond Technology Corporation

Issue Date: [                                                    ]4

1.           Definitions. Unless the context otherwise requires, when used herein the following terms shall have the meanings indicated.

“AAA” has the meaning set forth in Section 15.

“Arbitration Rules” has the meaning set forth in Section 15.

“Board of Directors” means the board of directors of the Company, including any duly authorized committee thereof.

“Business Combination” means a merger, consolidation, statutory share exchange or similar transaction that requires the approval of the Company’s stockholders.

3     The Company will fill in this number, which will be equal to the number of Units purchased (i.e., 1 share of Common Stock will be subject to the Warrant, for each share of Common Stock purchased).
4     The Company will insert the Issue Date into the Warrant.  The Issue Date will be the applicable Closing Date.

Exhibit 10.11 - Page - 12

“business day” means any day except Saturday, Sunday and any day on which banking institutions in the State of New York generally are authorized or required by law or other governmental actions to close.

“Charter” means, with respect to any Person, its certificate or articles of incorporation, articles of association, or similar organizational document.

“Common Stock” means the common stock of the Company.

“Company” means Scio Diamond Technology Corporation, a Nevada corporation.

“Dispute” has the meaning set forth in Section 15.

“Dispute Notice” has the meaning set forth in Section 15.

“Exchange Act” means the Securities Exchange Act of 1934, or any successor statute, and the rules and regulations promulgated thereunder.

“Exercise Price” means $1.60.

“Expiration Time” has the meaning set forth in Section 3.

“Issue Date” means ________, 2011.5

“Party” has the meaning set forth in Section 15.

“Parties” has the meaning set forth in Section 15.

“Person” has the meaning given to it in Section 3(a)(9) of the Exchange Act and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act.

“Regulatory Approvals” with respect to the Warrantholder, means, to the extent applicable and required to permit the Warrantholder to exercise this Warrant for shares of Common Stock and to own such Common Stock without the Warrantholder being in violation of applicable law, rule or regulation, the receipt of any necessary approvals and authorizations of, filings and registrations with, notifications to, or expiration or termination of any applicable waiting period under, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the rules and regulations thereunder, the Securities Act, and applicable state securities laws.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, or any successor statute, and the rules and regulations promulgated thereunder.

“Shares” has the meaning set forth in Section 2.

5           The Company will insert the Issue Date into the Warrant.  The Issue Date will be the date of the applicableClosing Date.

Exhibit 10.11 - Page - 13

“Unit Subscription Agreement” means the Unit Subscription Agreement by and among the Company and the original Holder of this Warrant, a copy of which is on file with the Company.

“Warrantholder” has the meaning set forth in Section 2.

“Warrant” means this Warrant.

2.           Number of Shares; Exercise Price. This certifies that, for value received, the undersigned warrantholder whose name appears on the signature page hereto or its permitted assigns (the “Warrantholder”) is entitled, upon the terms and subject to the conditions hereinafter set forth, to acquire from the Company, in whole or in part, after the receipt of all applicable Regulatory Approvals, if any, up to an aggregate number of _______________6 fully paid and nonassessable shares of Common Stock, at a purchase price per share of Common Stock equal to the Exercise Price.  The number of shares of Common Stock (the “Shares”) and the Exercise Price are subject to adjustment as provided herein, and all references to “Common Stock,” “Shares” and “Exercise Price” herein shall be deemed to include any such adjustment or series of adjustments.

3.           Exercise of Warrant; Term. Subject to the restrictions on exercise contained in this Warrant, to the extent permitted by applicable laws and regulations, the right to purchase the Shares represented by this Warrant is exercisable, in whole or in part by the Warrantholder, at any time or from time to time after the execution and delivery of this Warrant by the Company on the date hereof, but in no event later than 5:00 p.m., New York City time on the third anniversary of the Issue Date (the “Expiration Time”), by (A) the surrender of this Warrant and Notice of Exercise annexed hereto, duly completed and executed on behalf of the Warrantholder, at the principal executive office of the Company (or such other office or agency of the Company in the United States as it may designate by notice in writing to the Warrantholder at the address of the Warrantholder appearing on the books of the Company), and (B) payment of the Exercise Price for the Shares thereby purchased by tendering in cash, by certified or cashier’s check payable to the order of the Company, or by wire transfer of immediately available funds to an account designated by the Company.

If the Warrantholder does not exercise this Warrant in its entirety, the Warrantholder will be entitled to receive from the Company within a reasonable time a new warrant in substantially identical form for the purchase of that number of Shares equal to the difference between the number of Shares subject to this Warrant and the number of Shares as to which this Warrant is so exercised.  Notwithstanding anything in this Warrant to the contrary, the Warrantholder hereby acknowledges and agrees that its exercise of this Warrant for Shares is subject to the conditions that (x) the Warrantholder will have first received any applicable Regulatory Approvals and (y) the exercise is subject to a valid exemption from registration under federal and applicable state securities laws.

4.           Issuance of Shares; Authorization; Listing.  Certificates for Shares issued upon exercise of this Warrant will be issued in such name or names as the Warrantholder may designate, subject to transfer restrictions contemplated by Section 3 of the Unit Subscription Agreement, and will be delivered to such named Person or Persons within a reasonable time after the rights represented by this Warrant shall have been so exercised.  The Company hereby represents and warrants that any Shares issued upon the exercise of this Warrant in accordance with the provisions of Section 3 hereof will be duly and validly authorized and issued, fully paid and nonassessable and free from all taxes, liens and charges (other than liens or charges created by the Warrantholder, income and franchise taxes incurred in connection with the exercise of the Warrant or taxes in respect of any transfer occurring contemporaneously therewith).

6           The Company will fill in this number, which will be equal to the number of Units purchased (i.e., 1 share ofCommon Stock will be subject to the Warrant, for each share of Common Stock purchased).

Exhibit 10.11 - Page - 14

The Company agrees that the Shares so issued will be deemed to have been issued to the Warrantholder as of the close of business on the date on which this Warrant and payment of the Exercise Price are delivered to the Company in accordance with the terms of this Warrant, notwithstanding that the stock transfer books of the Company may then be closed or certificates representing such Shares may not be actually delivered on such date.  The Company will at all times reserve and keep available, out of its authorized but unissued Common Stock, solely for the purpose of providing for the exercise of this Warrant, the aggregate number of shares of Common Stock then issuable upon exercise of this Warrant at any time.  If the Common Stock is listed on a national securities exchange at the time of exercise of this Warrant, then the Company will use good faith efforts to cause the Shares issuable upon exercise of this Warrant to be listed on such national securities exchange.

5.           Legends.  The Warrantholder agrees to the imprinting of a legend on the Shares issued upon the exercise of this Warrant pursuant to this Agreement in substantially the following form:

THE ISSUANCE OF THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE LAWS, AND THESE SHARES OF COMMON STOCK MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, OFFERED, PLEDGED OR OTHERWISE DISTRIBUTED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND/OR SUCH LAWS COVERING THIS CERTIFICATE OR THE COMPANY, UPON ITS REQUEST, RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THIS CERTIFICATE ACCEPTABLE TO THE COMPANY STATING THAT SUCH SALE, TRANSFER, ASSIGNMENT, OFFER, PLEDGE OR OTHER DISTRIBUTION IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT AND APPLICABLE STATE LAWS.

Certificates evidencing the Shares issued upon the exercise of this Warrant may be issued without such a legend if the Company determines that such legend is not required under applicable requirements of the Securities Act (including judicial interpretations and pronouncements issued by the staff of the SEC) and applicable state laws.

6.           Fractional Shares or Scrip. The Company may issue fractional Shares or scrip representing fractional Shares upon any exercise of this Warrant.

7.           No Rights as Stockholders; Transfer Books. This Warrant does not entitle the Warrantholder to any voting rights or other rights as a stockholder of the Company prior to the date of exercise hereof.

8.           Charges, Taxes and Expenses. Issuance of certificates for Shares to the Warrantholder upon the exercise of this Warrant shall be made without charge to the Warrantholder for any issue or transfer tax or other incidental expense in respect of the issuance of such certificates.

9.           Transfer/Assignment.

(A)           Subject to compliance with clause (B) of this Section 9, this Warrant and all rights hereunder are transferable, in whole or in part, upon the books of the Company by the registered holder hereof in person or by duly authorized attorney, and a new warrant shall be made and delivered by the Company, of the same tenor and date as this Warrant but registered in the name of one or more transferees, upon surrender of this Warrant, duly endorsed, to the office or agency of the Company described in Section 3.  All expenses (other than stock transfer taxes) and other charges payable in connection with the preparation, execution and delivery of the new warrants pursuant to this Section 9 shall be paid by the Company.

Exhibit 10.11 - Page - 15

(B)           The transfer of the Warrant and the Shares issued upon exercise of the Warrant are subject to the restrictions contemplated by Section 3 of the Unit Subscription Agreement, which include a one-year restriction on the transfer of any Warrant (except in the event of the death of the Holder).  If and for so long as required by the Unit Subscription Agreement, this Warrant shall contain legends as contemplated by Section 3 of the Unit Subscription Agreement.

(C)           Until any transfer of this Warrant is made in the warrant registry, the Company may treat the Warrantholder as the absolute owner hereof for all purposes; provided, however, that if and when this Warrant is properly assigned in blank, the Company may (but shall not be obligated to) treat the bearer hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the contrary.

10.           Exchange and Registry of Warrant. This Warrant is exchangeable, upon the surrender hereof by the Warrantholder to the Company, for a new warrant or warrants of like tenor and representing the right to purchase the same aggregate number of Shares.  The Company shall maintain a registry showing the name and address of the Warrantholder as the registered holder of this Warrant. This Warrant may be surrendered for exchange or exercise in accordance with its terms, at the office of the Company, and the Company shall be entitled to rely in all respects, prior to written notice to the contrary, upon such registry.

11.           Loss, Theft, Destruction or Mutilation of Warrant. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, and in the case of any such loss, theft or destruction, upon receipt of a bond, indemnity or security reasonably satisfactory to the Company, or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company shall make and deliver, in lieu of such lost, stolen, destroyed or mutilated Warrant, a new Warrant of like tenor and representing the right to purchase the same aggregate number of Shares as provided for in such lost, stolen, destroyed or mutilated Warrant.

12.           Saturdays, Sundays, Holidays, etc. If the last or appointed day for the taking of any action or the expiration of any right required or granted herein shall not be a business day, then such action may be taken or such right may be exercised on the next succeeding day that is a business day.

13.           Adjustments and Other Rights. The Exercise Price and the number of Shares issuable upon exercise of this Warrant shall be subject to adjustment from time to time as follows; provided, that if more than one subsection of this Section 13 is applicable to a single event, the subsection shall be applied that produces the largest adjustment and no single event shall cause an adjustment under more than one subsection of this Section 13 so as to result in duplication:

(A)           Stock Splits, Subdivisions, Reclassifications or Combinations. If the Company shall (i) declare and pay a dividend or make a distribution on its Common Stock in shares of Common Stock, (ii) subdivide or reclassify the outstanding shares of Common Stock into a greater number of shares, or (iii) combine or reclassify the outstanding shares of Common Stock into a smaller number of shares, the number of Shares issuable upon exercise of this Warrant at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted so that the Warrantholder after such date shall be entitled to purchase the number of shares of Common Stock which such holder would have owned or been entitled to receive in respect of the shares of Common Stock subject to this Warrant after such date had this Warrant been exercised immediately prior to such date.  In such event, the Exercise Price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be adjusted to the number obtained by dividing (x) the product of (1) the number of Shares issuable upon the exercise of this Warrant before such adjustment and (2) the Exercise Price in effect immediately prior to the record or effective date, as the case may be, for the dividend, distribution, subdivision, combination or reclassification giving rise to this adjustment, by (y) the new number of Shares issuable upon exercise of the Warrant determined pursuant to the immediately preceding sentence.

Exhibit 10.11 - Page - 16

(B)           Business Combinations. In case of any Business Combination or reclassification of Common Stock (other than a reclassification of Common Stock referred to in Section 13(A)), the Warrantholder’s right to receive Shares upon exercise of this Warrant shall be converted into the right to exercise this Warrant to acquire the number of shares of stock or other securities or property (including cash) which the Common Stock issuable (at the time of such Business Combination or reclassification) upon exercise of this Warrant immediately prior to such Business Combination or reclassification would have been entitled to receive upon consummation of such Business Combination or reclassification; and in any such case, if necessary, the provisions set forth herein with respect to the rights and interests thereafter of the Warrantholder shall be appropriately adjusted so as to be applicable, as nearly as may reasonably be, to the Warrantholder’s right to exercise this Warrant in exchange for any shares of stock or other securities or property pursuant to this paragraph.  Unless otherwise determined by the Board of Directors in connection with a Business Combination, in determining the kind and amount of stock, securities or the property receivable upon exercise of this Warrant following the consummation of such Business Combination, if the holders of Common Stock have the right to elect the kind or amount of consideration receivable upon consummation of such Business Combination, then the consideration that the Warrantholder shall be entitled to receive upon exercise shall be deemed to be the types and amounts of consideration received by the majority of all holders of the shares of common stock that affirmatively make an election (or of all such holders if none make an election).

(C)           Rounding of Calculations; Minimum Adjustments. All calculations under this Section 13 shall be made to the nearest one-tenth (1/10th) of a cent or to the nearest one-hundredth (1/100th) of a share, as the case may be.  Any provision of this Section 13 to the contrary notwithstanding, no adjustment in the Exercise Price or the number of Shares into which this Warrant is exercisable shall be made if the amount of such adjustment would be less than $0.01 or one-tenth (1/10th) of a share of Common Stock, but any such amount shall be carried forward and an adjustment with respect thereto shall be made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate $0.01 or 1/10th of a share of Common Stock, or more.

(D)           Timing of Issuance of Additional Common Stock Upon Certain Adjustments. In any case in which the provisions of this Section 13 shall require that an adjustment shall become effective immediately after a record date for an event, the Company may defer until the occurrence of such event (i) issuing to the Warrantholder of this Warrant exercised after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such exercise by reason of the adjustment required by such event over and above the shares of Common Stock issuable upon such exercise before giving effect to such adjustment and (ii) paying to such Warrantholder any amount of cash in lieu of a fractional share of Common Stock; provided, however, that the Company upon request shall deliver to such Warrantholder a due bill or other appropriate instrument evidencing such Warrantholder’s right to receive such additional shares, and such cash, upon the occurrence of the event requiring such adjustment.

(E)           Other Events.  The Exercise Price or the number of Shares into which this Warrant is exercisable shall not be adjusted solely as a result of a change in the par value of the Common Stock or a change in the jurisdiction of incorporation of the Company.

Exhibit 10.11 - Page - 17

(F)           Statement Regarding Adjustments. Whenever the Exercise Price or the number of Shares into which this Warrant is exercisable shall be adjusted as provided in Section 13, the Company shall forthwith file at the principal office of the Company a statement showing in reasonable detail the facts requiring such adjustment and the Exercise Price that shall be in effect and the number of Shares into which this Warrant shall be exercisable after such adjustment.

(G)           Notice of Adjustment Event. In the event that the Company shall propose to take any action of the type described in this Section 13 (but only if the action of the type described in this Section 13 would result in an adjustment in the Exercise Price or the number of Shares into which this Warrant is exercisable or a change in the type of securities or property to be delivered upon exercise of this Warrant), the Company shall give notice to the Warrantholder, in the manner set forth in Section 13(F), which notice shall specify the record date, if any, with respect to any such action and the approximate date on which such action is to take place.  Such notice shall also set forth the facts with respect thereto as shall be reasonably necessary to indicate the effect on the Exercise Price and the number, kind or class of shares or other securities or property which shall be deliverable upon exercise of this Warrant.  Failure to give such notice, or any defect therein, shall not affect the legality or validity of any such action.

(H)           Adjustment Rules. Any adjustments pursuant to this Section 13 shall be made successively whenever an event referred to herein shall occur.  If an adjustment in Exercise Price made hereunder would reduce the Exercise Price to an amount below par value of the Common Stock, then such adjustment in Exercise Price made hereunder shall reduce the Exercise Price to the par value of the Common Stock.

14.           Governing Law. This Warrant and all rights, obligations and liabilities hereunder shall be governed by and construed under the laws of the State of South Carolina without giving effect to conflicts of laws principles.

15.           Dispute Resolution.

(A)           General.  Any claim of, or dispute or controversy involving, the Company or the Warrantholder (each a “Party” and, collectively the “Parties”) arising out of, connected with, or relating to this Warrant, the subject matter of this Warrant, its formation or execution, or any right or obligation created by this Warrant, irrespective of the legal theory or claims underlying such claim, dispute, or controversy (including tort or statutory claims) (“Dispute”), shall be resolved in accordance with this Section 15.

(B)           Dispute Notice.  The Party asserting the Dispute will give prompt notice to the other Party describing the Dispute in reasonable detail (“Dispute Notice”).

(C)           Informal Proceedings.  Prior to the initiation of formal dispute resolution procedures, the Parties shall first attempt to resolve their dispute informally.  Towards that end, promptly after receipt of the Dispute Notice, the Parties, personally or through party representatives, will negotiate in good faith to resolve the Dispute.  The specific format for the discussions shall be left to the discretion of the designated representatives.

(D)           Formal Proceedings.  Formal proceedings for the resolution of a dispute pursuant to this Section 15 may not be commenced until the earlier of:

(i)           the Parties or designated Party representatives concluding in good faith that amicable resolution through continued negotiation of the matter does not appear likely; or

Exhibit 10.11 - Page - 18

(ii)           30 business days from the date of the Dispute Notice.  (This period shall be deemed to run notwithstanding any claim that the process described in this Section was not followed or completed).

(E)           Mandatory Arbitration.

(i)           Upon demand of any Party (whether made before or after institution of any judicial proceeding), any dispute shall be referred to arbitration, and the final decision rendered shall be binding upon the Parties to this Agreement.  Disputes include, without limitation, tort claims, counterclaims, securities law claims, contract claims, disputes as to whether a matter is subject to binding arbitration, claims brought as class actions, or claims arising out of or connected with the transaction reflected by any Warrant.

(ii)           To the extent not specified or modified hereafter, arbitration shall be conducted under and governed by the Commercial Arbitration Rules (the “Arbitration Rules”) promulgated by the American Arbitration Association (“AAA”), the Securities Arbitration Supplementary Procedures promulgated by the AAA, and Chapter 48 of Title 15 of the Code of Laws of South Carolina, as amended (the South Carolina Uniform Arbitration Act).  All arbitration hearings shall be conducted in Greenville County, South Carolina.  The Expedited Procedures set forth in the Arbitration Rules shall be applicable to claims of less than $100,000.  All applicable statutes of limitation shall apply to a dispute.  A judgment upon the award may be entered in any court having jurisdiction over the Party.

(iii)           Where the claim amounts to or exceeds $100,000, the arbitration shall be conducted before three arbitrators, who shall be licensed attorneys in the State of South Carolina.  All plaintiffs/claimants in the action shall be permitted the selection of one arbitrator and all defendants/respondents shall be permitted the selection of the second arbitrator.  (For purposes of selection of the arbitrators, third-party, counter, or cross claimants shall not be recognized).  The two selected arbitrators shall then select the third arbitrator.

(iv)           Where the claim is less than $100,000, the arbitration shall be conducted before a single arbitrator, who shall be a licensed attorney in the State of South Carolina.  This arbitrator shall be selected by mutual agreement of the Parties.

(F)           Litigation.  In the event that the provisions hereof requiring binding arbitration shall for any reason be deemed unenforceable (or if no Party demands that a Dispute be submitted to binding arbitration), the Parties agree as follows:

(i)           Consent to Jurisdiction.  Each Party consents to the jurisdiction of the State Courts of Greenville County, South Carolina, or the Federal Courts of South Carolina located in Greenville County.  Each Party expressly and irrevocably consents to the jurisdiction of the aforesaid courts and waives any defenses of lack of personal jurisdiction, improper venue, or forum non conveniens.

(ii)           Exclusive Selection of Forum.  The parties agree that any disputes between them (in contract, tort, statute, or any other legal theory including claims of fraud, suppression, misrepresentation, and fraud in the inducement) or any disputes arising under this Agreement shall be exclusively resolved in the State Courts of Greenville County, South Carolina, or the Federal Courts of South Carolina located in Greenville County.

(iii)           Waiver of Right to Jury Trial.  Each Party waives their respective right to a trial by jury with respect to any Dispute.  Each Party acknowledges and understands that this waiver is a material inducement to enter into a business relationship, that each has relied on this waiver in entering into this Warrant, and that each will continue to rely on the waiver in their related future dealings.  Each Party represents and warrants that each has had the opportunity of reviewing this jury waiver with legal counsel, and that each knowingly and voluntarily waives its jury trial rights.

Exhibit 10.11 - Page - 19

(G)           Expiration.  The foregoing obligations, contained in this Section 15, shall indefinitely survive the expiration or earlier termination of this Warrant.

16.           Binding Effect. This Warrant shall be binding upon any successors or assigns of the Company and the successors and permitted assigns of the Warrantholder.

17.           Amendments. This Warrant may be amended and the observance of any term of this Warrant may be waived only with the written consent of the Company and the Warrantholder.

18.           Notices. Any notice, request, instruction or other document to be given hereunder by any party to the other will be in writing and will be deemed to have been duly given (a) on the date of delivery if delivered personally, or by facsimile, upon confirmation of receipt, or (b) on the second business day following the date of dispatch if delivered by a recognized next day courier service. All notices hereunder shall be delivered to the addresses set forth below, or pursuant to such other instructions as may be designated in writing by the party to receive such notice:

If to the Company:

Scio Diamond Technology Corporation
411 University Ridge Suite D
Greenville, SC 29601
(Address of principal executive offices)

With a copy (which shall not constitute notice) to:

Nelson Mullins Riley & Scarborough, LLP
104 South Main Street, Suite 900
                      Greenville, South Carolina 29601
Attention: John M. Jennings, Esq.

If to the Warrantholder:

To the address or email address set forth in the Warrantholder’s Unit Subscription Agreement or to such other address as shall be designated in a written notice to the Company.

19.           Acceptance.                                Receipt of this Warrant by the Warrantholder shall constitute acceptance of and agreement to all of the terms and conditions contained herein.

20.           Entire Agreement. This Warrant and the forms attached hereto and the Unit Subscription Agreement and the forms attached thereto contain the entire agreement between the Parties with respect to the subject matter hereof and supersede all prior and contemporaneous arrangements or undertakings with respect thereto. This Warrant may be executed and delivered in one or more counterparts (including by means of telecopied, facsimile or emailed signature pages), any one of which need not contain the signatures of more than one party, but all such counterparts taken together shall constitute one and the same agreement.

Exhibit 10.11 - Page - 20

3     The Company will fill in this number, which will be equal to the number of Units purchased (i.e., 1 share ofCommon Stock will be subject to the Warrant, for each share of Common Stock purchased).

4     The Company will insert the Issue Date into the Warrant.  The Issue Date will be the applicable Closing Date.

5     The Company will insert the Issue Date into the Warrant.  The Issue Date will be the date of the applicableClosing Date.

6     The Company will fill in this number, which will be equal to the number of Units purchased (i.e., 1 share ofCommon Stock will be subject to the Warrant, for each share of Common Stock purchased).

Exhibit 10.11 - Page - 21

[Form of Notice of Exercise]
Date: _________

TO:           Scio Diamond Technology Corporation

RE:           Election to Purchase Common Stock

The undersigned, pursuant to the provisions set forth in the attached Warrant, hereby agrees to subscribe for and purchase the number of shares of the Common Stock set forth below covered by such Warrant.  The undersigned, in accordance with Section 3 of the Warrant, hereby agrees to pay the aggregate Exercise Price for such shares of Common Stock in the manner set forth below. A new warrant evidencing the remaining shares of Common Stock covered by such Warrant, but not yet subscribed for and purchased, if any, should be issued in the name set forth below.

Number of Shares of Common Stock

Aggregate Exercise Price:

Holder:
By:
Name:
Title:

Exhibit 10.11 - Page - 22

Exhibit 10.1
IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by a duly authorized officer.

Dated: ___________________                                                                COMPANY: SCIO DIAMOND TECHNOLOGY CORPORATION

By:
Name:
Title:

AGREED AND ACKNOWLEDGED BY
WARRANTHOLDER:
By:________________________________
Name:_____________________________
Title:______________________________

[Signature Page to Warrant]

Exhibit 10.11 - Page - 23

ANNEX B – PATENTS

Granted Patents

S.No	Patent Number	Title	Country	Serial No #	Filing Date
1	US6582513B1	System and method for producing synthetic diamond	United States of America	09/312,326	14-May-99
2	US6858080B2	Tunable CVD diamond structures	United States of America	10/328,987	24-Dec-02
3	US7258741B2	System and method for producing synthetic diamond	United States of America	10/409,982	8-Apr-03
4	US7201886B2	Single crystal diamond tool	United States of America	10/977,108	29-Oct-04
5	US7122837B2	Structures formed in diamond	United States of America	11/178,623	11-Jul-05
6	US7238088B1	Enhanced diamond polishing	United States of America	11/326,242	5-Jan-06
7	US7459024	Method of forming an N-type doped single crystal diamond	United States of America	10/977,568	29-Oct-04
8	US7560086	Single crystal diamond having .sup.12C, .sup.13C, and phosphorous	United States of America	10/977,083	29-Oct-04
9	US7829377	Diamond Medical Devices	United States of America	11/329,959	1-Jan-05
10	US7879148	System and method for producing synthetic diamond	United States of America	12/047884	13-Mar-08
11	US7,942,966	Method of growing boron doped single crystal diamond in a plasma reactor	United States of America	10/977,569	29-Oct-04
12	2001281404	System and method for producing synthetic diamond	Australia	2001281404	8-Aug-01
13	200680025412.40	Structures Formed In Diamond	China	200680025412.40	11-Jul-06
14	200680007879.60	A Method of Processing the Diamond and a Medical Device Utilizing A Diamond Semiconductor	China	200680007879.60	11-Jan-06
15	248526.00	A Method for Forming a Synthetic Monocrystalline Diamond and the Diamond	India	1680/CHENP/2005	23-Dec-03
16	US8048223B2	Grown Diamond Mosaic Separation	United States of America	11/186,421	21-Jul-05
17	US8058085B2	Method of Forming a Waveguide in Diamond	United States of America	11/996,482	19-Nov-08
18	2511670	Tunable CVD Diamond Structures	Canada	2,511,670	22-Dec-03
19	US8129733	Gallium Nitride Light Emitting Devices on Diamond	United States of America	11/275,748	26-Jan-06
20	US8133320	Diamond Heat Sink in a Laser	United States of America	10/925,217	24-Aug-04
21	US8158455	Boron-Doped Diamond Semiconductor	United States of America	12/546,096	24-Aug-09

Exhibit 10.11 - Page - 24

U.S Applications

PUB. APP. NO. Title
1	20120058602 METHOD OF FORMING A WAVEGUIDE IN DIAMOND
2	20110054450 DIAMOND MEDICAL DEVICES
3	20090311852 BORON-DOPED DIAMOND SEMICONDUCTOR
4	20090182520 ASSESSMENT OF DIAMOND COLOR
5	20080157096 SYSTEM AND METHOD FOR PRODUCING SYNTHETIC DIAMOND
6	20080156256 SYSTEM AND METHOD FOR PRODUCING SYNTHETIC DIAMOND
7	20070283881 SYSTEM AND METHOD FOR PRODUCING SYNTHETIC DIAMOND
8	20070155292 ENHANCED DIAMOND POLISHING
9	20070009419 Carbon grit
10	20060157713 STRUCTURES FORMED IN DIAMOND
11	20050163169 Solid state diamond Raman laser
12	20050109268 Single crystal diamond tool
13	20050109267 Method of growing single crystal diamond in a plasma reactor
14	20050109266 Arc jet microwave plasma method of growing single crystal diamond
15	20050109265 Single crystal synthetic diamond
16	20050109264 Method of growing a single crystal diamond
17	20050109262 Boron doped single crystal diamond electrochemical synthesis electrode
18	20050085079 Method of growing boron doped single crystal diamond in a plasma reactor
19	20050066884 Method of growing a single crystal diamond
20	20050061233 Method of forming an N-type doped single crystal diamond
21	20050056209 Method of creating a synthetic diamond
22	20050056208 Synthetic diamond having alternating layers with different concentrations of impurities
23	20050056207 Single crystal diamond tool
24	20050056206 Single crystal diamond having 12C, 13C, and phosphorous

Exhibit 10.11 - Page - 25

Exhibit 10.14

Supplemental Notice to Lease dated October 14, 2011, by and between Scio Diamond Technology Corporation and Innovation Center, LLC.

Exhibit 10.14

Supplemental Notice

RE:	Lease dated October 14, 2011, by and between Innovation Center, LLC, as Landlord, and SCIO Diamond Technology Corporation as Tenant.

Dear Sirs:

Pursuant to Section 1.3 of the captioned Lease, please be advised as follows:

The interim rent commencement date for the office space only (4,919 rentable square feet) is the 14th day of December, 2011. Rent on that area only, based on the Base Rent Rate schedule in Section 1.1.10, will be due until the Rent Commencement Date defined below. The Lease Term will be determined based on the Rent Commencement Date defined below.

The Rent Commencement Date for the full Premises will be the 1st day of April, 2012, and the expiration date of the Lease Term is the 31st day of March, 2019, subject however to the terms and provisions of the Lease.

Terms denoted herein by initial capitalization shall have the meanings ascribed in the Lease.

Landlord: Innovation Center, LLC

By:   /s/ Robert E. Hughes, President

Title: President

Acknowledged this            day of January, 2012.

Tenant: SCIO Diamond Technology Corporation

By:   /s/ Joseph D. Lancia

Title: President

Exhibit 10.14 - Page - 1

Exhibit 31.1

Rule 13a-14(a) Certification of the Principal Executive Officer

I, Joseph D. Lancia, President and Chief Executive Officer, certify that:

1.           I have reviewed this annual report on Form 10-K of Scio Diamond Technology Corporation;

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

4.           The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.           The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:                      August 16, 2012
By: /s/ Joseph D. Lancia
Joseph D. Lancia
President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.1 - Page - 1

Exhibit 31.2

Rule 13a-14(a) Certification of the Principal Financial Officer

I, Charles G. Nichols, Chief Financial Officer, certify that:

1.           I have reviewed this annual report on Form 10-K of Scio Diamond Technology Corporation;

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

4.           The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.           The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:                      August 16, 2012
By: /s/ Charles G. Nichols
Charles G. Nichols
Chief Financial Officer (Principal Financial Officer)

Exhibit 31.2 - Page - 1

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the President and Chief Executive Officer and the Chief Financial Officer of Scio Diamond Technology Corporation (the “Company”), each certify that, to his knowledge on the date of this certification:

1.           The annual report of the Company for the period ended March 31, 2012 as filed with the Securities and Exchange Commission on this date (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:                      August 16, 2012
By:/s/ Joseph D. Lancia
Joseph D. Lancia
President and Chief Executive Officer (Principal Executive Officer)

Date:                      August 16, 2012
By:/s/ Charles G. Nichols
Charles G. Nichols
Chief Financial Officer (Principal Financial Officer)

Exhibit 32 - Page -1