Form 10-Q
period 2012-06-30
Scio Diamond Technology Corp
filed 2012-08-20
CIK 1488934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]

 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
 ☐Yes   ☒ No

The number of shares of common stock outstanding as of August 14, 2012, $0.001 par value, was 30,466,817.

Page - 1

SCIO DIAMOND TECHNOLOGY CORPORATION

Page - 2

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that reflect the Company’s views with respect to certain future events. Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934.  Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, without limitation, those but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2012 filed on August 16, 2012.

You are cautioned not to place undue reliance on forward-looking statements. You are also urged to review and consider carefully the various disclosures made in the Company’s other filings with the Securities and Exchange Commission, including amendments to those filings, if any. Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Page - 3

PART I - FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2012	2012

ASSETS
Current Assets:
Cash and cash equivalents	$ 1,274,994	$ 808,516
Inventory	160,595	2,502
Prepaid expenses	14,781	23,295
Prepaid rent	23,050	-

Total current assets	1,473,420	834,313

Property, plant and equipment
Facility	737,855	145,301
Construction in progress	-	270,000
Manufacturing equipment	3,258,102	3,178,577
Other equipment	64,015	58,144
Total property, plant and equipment	4,059,972	3,652,022
Less accumulated depreciation	(6,883)	(3,397)
Net property, plant and equipment	4,053,089	3,648,625

Intangible assets	10,524,497	9,784,497
Prepaid rent, noncurrent	82,625	41,938
Other assets	13,800	13,800

TOTAL ASSETS	$ 16,147,431	$ 14,323,173

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 75,000	$ 125,000
Accounts payable	185,719	66,080
Accounts payable - related parties	-	131,984
Stock subscription proceeds	28,588	-
Accrued expenses	255,076	400,437

Total current liabilities	544,383	723,501

Shareholders' Equity (Deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized
28,551,820 and 6,400,000 shares issued and outstanding at
June 30, 2012 and March 31, 2012, respectively	28,551	26,013
Additional paid-in capital	19,759,953	15,937,616
Deficit accumulated during the development stage	(4,185,456)	(2,363,957)

Total shareholders' equity (deficit)	15,603,048	13,599,672

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 16,147,431	$ 14,323,173

The accompanying notes are an integral part of these financial statements.

Page - 4

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2012 and 2011 and for the period September 17, 2009 (inception) through June 30, 2012

	Three Months	Three Months	September 17, 2009
	Ended	Ended	(Inception) through
	June 30, 2012	June 30, 2011	June 30, 2012

Revenue
Gross revenue	$11,952	$-	$11,952

Cost of goods sold
Cost of goods sold	14,986	-	14,986

Gross margin	(3,034)	-	(3,034)

Operating expenses
Professional and consulting fees	224,922	5,121	1,791,728
Salaries and benefits	1,344,097	-	1,628,450
Rent, equipment lease and facilities expense	151,687	-	248,702
Marketing costs	15,180	-	43,527
Depreciation	5,436	-	8,833
Corporate general and administrative	76,307	-	271,383

Loss from operations	(1,820,663)	(5,121)	(3,995,657)

Other income (expense)
Interest expense	(836)	-	(15,856)
Gain on restructuring	-	-	11,057
Other income	-	-	75,000

Net loss	$(1,821,499)	$(5,121)	$(3,925,456)

Loss per share
Basic:
Weighted average number of shares outstanding	28,089,734	6,400,000
Loss per share	$(0.06)	$(0.00)
Fully diluted:
Weighted average number of shares outstanding	28,089,734	6,400,000
Loss per share	$(0.06)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Page - 5

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
For period September 17, 2009 (inception) through June 30, 2012

			Additional	Deficit
	Common Stock		Paid in	Accumulated During the
	Shares	Amount	Capital	Development Stage	Total
Inception, September 17, 2009	-	$-	$-	$-	$-
Common stock issued to founder
at $.0.002 per share	2,000,000	2,000	2,000	-	4,000
Common stock issued for cash
at $.0.005 per share	4,400,000	4,400	17,600	-	22,000
Net loss for period ended March 31, 2010	-	-	-	(6,211)	(6,211)

Balance, March 31, 2010	6,400,000	6,400	19,600	(6,211)	19,789
Net loss for the year ended
March 31, 2011	-	-	-	(30,846)	(30,846)

Balance, March 31, 2011	6,400,000	6,400	19,600	(37,057)	(11,057)
Shares issued for purchase of trade name	13,000,000	13,000	247,000	-	260,000
Common stock issued for cash, net of fees,
at $0.70 per share	6,613,070	6,613	4,439,009	-	4,445,622
Deemed distribution	-	-	-	(260,000)	(260,000)
Subscription rights issued for purchase of assets	-	-	11,040,000	-	11,040,000
Warrants issued for services from non-employees	-	-	192,007	-	192,007
Net loss for the year ended
March 31, 2012	-	-	-	(2,066,900)	(2,066,900)

Balance, March 31, 2012	26,013,070	$26,013	$15,937,616	$(2,363,957)	$13,599,672
Common stock issued for cash, net of fees,
at $0.80 per share	2,538,750	2,538	1,996,382	-	1,998,920
Subscription rights issued for purchase of assets			790,000		790,000
Warrants issued for real property lease			39,000		39,000
Employee stock based compensation	-	-	996,955	-	996,955
Net loss for the three months ended
June 30, 2012	-	-	-	(1,821,499)	(1,821,499)

Balance, June 30, 2012	28,551,820	$28,551	$19,759,953	$(4,185,456)	$15,603,048

The accompanying notes are an integral part of these financial statements.

Page - 6

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOW
For the three months ended June 30, 2012 and 2011 and for the period September 17, 2009 (inception) through June 30, 2012

	Three Months	Three Months	September 17, 2009
	Ended	Ended	(Inception) through
	June 30, 2012	June 30, 2011	June 30,2012

Cash flows from operating activities:
Net loss	$(1,821,499)	$(5,121)	$(3,925,456)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	5,436	-	8,833
Gain on restructuring	-	-	(11,057)
Expense for warrants issued in exchange for services	-	-	192,007
Expense for incentive and performance options	996,955	-	996,955
Changes in assets and liabilities:
Increase in prepaid expenses and rent	(18,173)	-	(83,406)
Increase in inventory	(8,093)	-	(24,395)
Increase (decrease) in accounts payable	(112,345)	-	85,719
Increase (decrease) in accrued expenses	(145,361)	(3,245)	248,644

Net cash from operating activities	(1,103,080)	(8,366)	(2,512,156)

Cash flows from investing activities:
Purchase of assets	-	-	(1,000,000)
Proceeds from disposal of property, plant and equipment	-	-	97,270
Purchase of property, plant and equipment	(407,950)	-	(901,740)

Net cash from investing activities	(407,950)	-	(1,804,470)

Cash flows from financing activities
Services financed with a note payable	-	-	250,000
Proceeds from note payable - related party	-	9,000	17,490
Proceeds from stock subscriptions	28,588	-	28,588
Sale of common stock - net of fees	1,998,920	-	6,470,542
Payments on notes payable	(50,000)	-	(1,175,000)

Net cash from financing activities	1,977,508	9,000	5,591,620

Change in cash and cash equivalents	466,478	634	1,274,994
Cash and cash equivalents, beginning of period	808,516	933	-

Cash and cash equivalents, end of period	$1,274,994	$1,567	$1,274,994

The accompanying notes are an integral part of these financial statements.
(Continued)

Page - 7

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOW
For the three months ended June 30, 2012 and 2011 and for the period September 17, 2009 (inception) through June 30, 2012
(Continued)

	Three Months	Three Months	September 17, 2009
	Ended	Ended	(Inception) through
	June 30, 2012	June 30, 2011	June 30, 2012
Supplemental cash flow disclosures:
Cash paid for:
Interest	$-	$-	$3,000
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$100,000	$-	$1,100,000
Purchase of assets funded through warrant issuance	$-	$-	$11,040,000
Warrants issued for real property lease	$39,000	$-	$39,000
Purchase of assets funded through subscription rights	$790,000	$-	$790,000
Common stock issued for trade name	$-	$-	$260,000

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

On July 13, 2011, the Board of Directors of the Company resolved to authorize a 2-for-1 forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock was to be exchanged for two new shares of the Company’s common stock, effective on August 5, 2011. As a result, the issued and outstanding shares of common stock increased from 3,200,000 prior to the forward split to 6,400,000 following the forward split.  The forward split shares are payable upon surrender of certificates to the Company’s transfer agent.  The accompanying financial statements and notes give retroactive effect to the forward split for all periods presented.

Going Concern

The Company has not generated any significant revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, September 17, 2009, through June 30, 2012, the Company has accumulated losses of ($3,925,456).

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•	Focused efforts on the construction and start-up of its state-of-the-art manufacturing facility in South Carolina in order to begin production and generate revenues.
•	Ongoing solicitation of investment in the Company in the form of a private placement of common shares (and warrants to acquire common shares) to accredited investors.
•	Responded to potential customer contacts in order to meet potential orders immediately upon production start-up.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012 and June 30, 2012 and the results of operations and cash flows for the three month interim periods ended June 30, 2012 and 2011 and for the period September 17, 2009 (from inception) through June 30, 2012.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2012.

Development Stage Company

The financial statements have been prepared following the requirements of GAAP for development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom.

Basic and Diluted Net Loss per Share

Net loss per share is presented under two formats: basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. Currently, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of options and warrants would be anti-dilutive.

Page - 9

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	June 30,
	2012	2011
Common stock options & warrants	7,643,764	--

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment has not been placed into service as of June 30, 2012.

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.  Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment.  Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of June 30, 2012.

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

In addition, GAAP requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  On August 31, 2011, the Company issued Apollo Diamond Inc. (“ADI”)  subscription rights valued at $11,040,000 for the purchase of ADI assets disclosed in Note 2 measured at fair value on a nonrecurring basis.  The fair value of the ADI subscription rights was determined based on an appraisal which used the Black-Scholes model whose assumptions were considered by management to be a level 3 input. At June 30, 2012, the Company had issued Apollo Diamond Gemstone Corporation (“ADGC”)  subscription rights valued at $790,000 for the purchase of ADGC assets disclosed in Note 2 measured at fair value on a nonrecurring basis.  The fair value of the ADGC subscription rights was determined using the Black-Scholes model whose assumptions were considered by management to be a level 3 input.

Page - 10

As of June 30, 2012, the Company had 445,014 warrants outstanding with exercise prices of $0.70 per share. The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work, placement agent services and cash discounts on facility rent and are valued at $0.52 per warrant using the Black-Scholes model.

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

In July 2012 the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard).  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment.  It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company will adopt this new standard in 2013.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company's financial position, results of operations or cash flows upon adoption.

NOTE 2 – ASSET PURCHASES

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and certain intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the subscription rights for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  The Company has estimated the fair value of these ADI subscription rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right.  At the date of the transaction, the fair value of the subscription rights was $11,040,000, and this amount was credited to additional paid-in capital. The fair value of the ADI subscription rights was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 1 year.

The following table reflects our purchase price allocation of the assets:

Machinery and equipment	$943,685
Reactors	2,311,818
In-process research and development	9,784,497
Total	$13,040,000

The Company completed a third-party valuation to determine the fair value of the assets acquired.  The final amounts allocated to the ADI assets acquired are based upon the results of that valuation appraisal.

On June 5, 2012, the Company acquired certain of the assets of ADGC (the “ADGC Asset Purchase”), consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the right for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that the ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC Stockholder Offering”).  The Company intends to fund the $100,000 cash portion of the ADGC Asset Purchase concurrently with the closing of the Offerings and includes it as part of accounts payable at June 30, 2012.  The ADI/ADGC Stockholder Offering began in June and is expected to close on or about August 30, 2012.  The Company has estimated the fair value of such subscription rights to be $0.79 per right.  At the date of the transaction, the aggregate fair value of such subscription rights was $790,000, and this amount was credited to additional paid-in capital. The fair value of such rights to acquire shares of common stock of the Company was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 3 months.

Page - 11

The following table reflects our preliminary purchase price allocation of the assets:

Inventory	$150,000
In-process research and development	740,000
Total	$890,000

The Company will obtain appraisals of the assets acquired and adjust the purchase price allocation no later than December 31, 2012, as necessary.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:
		June 30,
	Life	2012	2011
In-process research and development	Indefinite	$10,524,497	$ -

NOTE 4 – NOTES PAYABLE

In conjunction with the purchase of certain assets from ADI on August 31, 2011, the Company entered into a promissory note bearing interest at 4.00% annually and due and payable in full on September 1, 2012.  As of June 30, 2012, $75,000 of the promissory note to ADI remained unpaid.

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In December 2009, the Company issued 2,000,000 shares of common stock, at a price of $0.002 per share, for total cash proceeds of $4,000.

In January through March 2010, the Company issued 4,400,000 shares of common stock, post 2-for-1 forward split, at a price of $0.005 per share for total cash proceeds of $22,000.

During the three months ended September 30, 2011, the Company issued 18,717,570 shares of common stock.  On August 5, 2011, 3,200,000 shares were issued in a 2-for-1 forward split from Krossbow Holding Corp. shareholders.  As part of a private placement, 2,517,570 shares were issued at a price of $0.70 per share for total cash proceeds, net of fees, of $1,679,064.  13,000,000 shares were issued at a market value price of $0.02 per share purchasing the name “Scio Diamond Technology Corporation” (the "Scio name”) for a total purchase price of $260,000.  The Company purchased the Scio name from a privately-held Nevada corporation, Private Scio, that also had the Scio name.  The Company and Private Scio are entities under common control.  Accounting Standards Codification 805-50-30-5 states that when accounting for a transfer of assets between entities under common control, the entity that receives the asset shall initially measure the recognized asset at the carrying amount in the accounts of the transferring entity at the date of the transfer.  As the Scio name acquired had no carrying value, the value of the shares given to purchase the Scio name were recorded as a deemed distribution so that the accounting basis of the Scio name remained at zero.  In addition, the Company issued 17 million subscription rights with an exercise price of $0.01 per share to certain current and former stockholders of ADI and ADGC as part of the ADI and ADGC asset purchases discussed in Note 2.

During the three months ended December 31, 2011, the Company issued 3,908,000 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $2,672,059.  The Company had 25,825,570 shares of common stock issued and outstanding as of December 31, 2011.

During the three months ending June 30, 2012, Company issued 2,538,750 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a price of $1.60 per warrant, for a unit price of $0.80 for total net cash proceeds of approximately $1,998,920.  The Company had 28,551,820 shares of common stock issued and outstanding as of June 30, 2012

As of June 30, 2012, the Company had 445,014 warrants outstanding with exercise prices of $.70 per share.  The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work, placement agent services and cash discounts on facility rent and are valued at $.52 per warrant using the Black-Scholes model.

The Company had 30,466,817 shares of common stock issued and outstanding as of the date of this filing.

Page - 12

NOTE 6 – SHARE-BASED COMPENSATION

On May 7, 2012, the Company granted to five key management personnel options to purchase a total of 4,660,000 shares of the Company’s stock at $0.70 per share, which is equal to the estimated fair value of the stock on the date of grant.

1,310,000 of the options vested immediately on the date of the grant.  The remaining 3,350,000 options are to be earned based upon specific management objectives including machine delivery, inventory production, profitability and positive cash flow.

Management anticipates that the average term of the options will be three years.  Management has reserved a pool of shares to be issued when the options are exercised.

Using the Black-Scholes option pricing model, management has determined that the options issued in May 2012 have a value of $0.43 per option.  Total compensation costs of $996,955 have been recognized for 2,315,000 options representing those granted in May 2012 which vested immediately and those the objectives for which were determined by management as of the date of this filing to be reasonably probable to occur.  Compensation cost for the remaining 2,345,000 options will be immediately recognized when management determines that the relevant objectives have become reasonably probable to occur.   There is no service period requirement.

For the years ended June 30, 2012 and 2011, the Company recognized $996,955 and $0, respectively, as compensation cost, and recorded related deferred tax asset of $0 and $0, respectively.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	0.00%
Risk-free interest rate	.79%
Expected life in years	3.00
Expected volatility	100%
Weighted average calculated value of options granted	$0.43

At June 30, 2012, unrecognized compensation cost related to nonvested awards was $1,008,350.

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Options	Weighted Average Exercise Price

Options outstanding, March 31, 2012	-	$-
Granted	4,660,000	0.70
Exercised	-	-
Expired/Cancelled	-	-
Options outstanding, June 30, 2012	4,660,000	$0.70

Options exercisable, June 30, 2012	1,645,000	$0.70

The intrinsic value of options outstanding and of options exercisable at June 30, 2012 was $0 and $0, respectively.

NOTE 7 – RELATED PARTIES

The Company incurred expenses of $38,248 for professional and consulting services provided by AdamsMonahan, LLP, a firm in which our board members, Edward S. Adams and Michael R. Monahan, are partners, for the three months ended June 30, 2012.  For the three months ended June 30, 2011, the Company did not incur expenses for professional and consulting services provided by AdamsMonahan, LLP.

           On August 5, 2011, the Company executed the Scio Asset Purchase Agreement with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation,” Private Scio.  Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company.  Our directors Edward S. Adams and Michael R. Monahan were directors of Private Scio and Joseph D. Lancia was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio.  At the time that the Scio Asset Purchase Agreement was executed, our directors Edward S. Adams and Michael R. Monahan had control of the Company.  Edward S. Adams and Michael R. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, and Joseph D. Lancia acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

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

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share.  These rights were valued at $790,000 in total using the Black-Scholes model.  The ADI Offering and the ADGC Offering began in June and are expected to close on or about August 30, 2012.  Mr. Adams and Mr. Monahan served in various capacities with ADGC through early 2011.

NOTE 8 – SUBSEQUENT EVENTS

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

Page - 13

On August 3, the Company entered into amended and restated employment agreements under a stock option plan and change in control agreements with our executive officers.  In addition, the Company authorized equity compensation arrangements for our executive officers and adopted an amended and restated Code of Ethics and Business Conduct.

The Company, certain directors and others were served with a complaint in August 2012 filed by a former shareholder of ADI. The complaint alleges certain security and other law violations in connection with the ADI Asset Purchase (see note 2). The claimant seeks damages to be established at trial and has not specified monetary damages.   In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Since June 30, 2012, the Company achieved specified performance milestones that triggered the funding of $1,100,000 in net proceeds under subscription agreements that were entered into in May of 2012 with respect to the sale of units, each unit consisting of one share of common stock and one warrant for the purchase of a share of common stock at a price of $1.60 per warrant, for a unit price of $0.80.  A total of 1,375,000 units were issued in connection with this performance-milestone-related funding, which represented the final commitment to acquire units under certain subscription agreements.  In addition to the foregoing, since June 30, 2012 the Company has sold an additional 540,000 units for aggregate net proceeds of $423,840.

On August 13, 2012, the Company named Bernard M. McPheely to the Board of Directors.  As of August 13, 2012, the Company's understanding is that Mr. McPheely was the beneficial owner of 500,000 shares (1.7%) of the Company's common stock (which beneficial ownership includes shares underlying currently exercisable warrants that have an exercise price of $1.60) and that the trust that designated Mr. McPheely to serve on the board was the beneficial owner of 5,000,000 shares (15.6%) of the Company's common stock (which beneficial ownership includes shares underlying currently exercisable warrants that have an exercise price of $1.60).

END NOTES TO FINANCIALS

Page - 14

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q contains forward-looking statements that reflect the Company’s views with respect to certain future events. Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934.  Words such as “expects,” “should,” “may,” “will,” “believes,” ‘anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, without limitation, those but are not limited to: (1) if the Company is not able to obtain further financing, its business operations may fail, (2) the Company has not generated any meaningful revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the Company may expend a substantial amount of time and resources in connection with its review and restatement of its previously filed financial statements and other disclosures and the transactions related thereto, and in connection with responding to potential inquiries or legal actions by the Securities and Exchange Commission or stockholders, which may impair the Company’s ability to raise capital and to operate its business, and (8) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitations described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2012.

You are cautioned not to place undue reliance on forward-looking statements.  You are also urged to review and consider carefully the various disclosures made in the Company's other filings with the Securities and Exchange Commission, including any amendments to those filings.   Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

On August 5, 2011, the Company executed an Asset Purchase Agreement (the “Scio Asset Purchase Agreement”) with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”).  Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company.  Mr. Adams and Mr. Monahan were directors of Private Scio and Mr. Lancia was an officer of Private Scio, and they owned 31.5%, 31.5%, and 15.4%, respectively, of Private Scio.  Edward S. Adams and Michael R. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, Joseph D. Lancia, our Chief Executive Officer, acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

Page - 15

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date (which promissory note had a remaining outstanding balance of $75,000 as of June 30, 2012).  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the right to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  Accordingly, the purchase price for the ADI assets was an aggregate of $2,000,000, in a combination of cash and a promissory note, plus the ADI subscription rights.

On June 5, 2012, the Company acquired substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”) (the “ADGC Asset Purchase”), consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC Stockholder Offering”).  The ADI Offering and the ADGC Offering began in June and are expected to close on or about August 30, 2012.

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

As of June 30, 2012, the Company had generated only very limited revenue from the sale of diamond or diamond materials and did not have firm orders placed by potential customers.  However, if the Company is able to produce high-quality, relatively low-cost diamond and diamond materials in reliable quantities, then such products may be incorporated into existing applications and technologies and spur new technologies.  In such case, the Company expects numerous product development and licensing opportunities for the Company.  The unique physical properties of diamond combined with consistent availability made possible by our Diamond Technology and patented Mosaic production approach lead to potential market opportunities in electronics, optics, communications, and computing.

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

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2012 Compared to the Three Month Period Ended June 30, 2011

Our net loss for the three month period ended June 30, 2012 was ($1,821,499), compared to net losses of ($5,121) during the three months ended June 30, 2011. Our cumulative net loss since inception (September 17, 2009) through June 30, 2012 was ($3,925,456).  Through June 30, 2012, we had generated $11,952 in revenue since inception.

During the three-month period ended June 30, 2012, we incurred total expenses of $1,833,451, compared to total expenses of $5,121 during the three months ended June 30, 2011.  The increase in expenses is primarily due to the Company’s preparations to begin production.  We incurred salary and benefit expense of $1,344,097 during the three months ended June 30, 2012 including $996,955 in non-cash stock-based compensation in addition to salaries and wages for newly hired full-time employees.  We also incurred $224,922 in professional and consulting fees during the period.  With the build out of the Company’s new production facility, we incurred Rent, equipment lease and facilities expense of $151,687 during the period.  Since inception (September 17, 2009) through June 30, 2012, we have incurred total expenses of $4,023,465, which have generally related to the expenses mentioned above as well as other corporate overhead and marketing.

We have generated insignificant revenue to offset our expenses, and so we have incurred net losses.  Our net loss per share for the three-month period ended June 30, 2012 was ($0.06) per share, compared to a net loss per share of ($0.00) for the three months ended June 30, 2011.   The weighted average number of shares outstanding was 28,089,734 and 6,400,000, respectively, for the three-month periods ended June 30, 2012 and 2011.

Page - 16

FINANCIAL CONDITION

At June 30, 2012, we had total assets of $16,147,431, compared to total assets of $14,323,173 at March 31, 2012.  This increase in assets was primarily related to the purchase of assets from ADGC.  We had cash of $1,274,994 at June 30, 2012.

Total liabilities at June 30, 2012 were $544,383, compared to total liabilities of $723,501 at March 31, 2012.  Total liabilities at June 30, 2012 were comprised primarily of accrued expenses and notes payable.

Total shareholders’ equity was $15,603,048 at June 30, 2012, compared to $13,599,672 at March 31, 2012.  Shareholders’ equity increased during the period primarily due to capital raised through private placement of common stock.  Other components of the change in shareholders’ equity included the grants of incentive stock options to employees and subscription right issuance related to the ADGC asset purchase.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended June 30, 2012, net cash flows used in operating activities were ($1,103,080) consisting primarily of a net loss of ($1,821,499) offset by non-cash stock option issuance of $996,955, compared to net cash flows used in operating activities for the three months ended June 30, 2011 of ($8,366).  Since inception (September 17, 2009) through June 30, 2012, net cash flows used in operating activities were ($2,512,156).

Investing Activities

For the three-month period ended June 30, 2012, net cash flows used in investing activities were ($407,950), consisting of the purchase of property, plant and equipment.  Net cash flows used in investing activities were $0 for the three months ended June 30, 2011 and ($1,804,470) for the period from inception (September 17, 2009) to June 30, 2012.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity or debt securities.  For the three-month periods ended June 30, 2012 and June 30, 2011, we generated $1,977,508 and $9,000, respectively, from financing activities. For the period from inception (September 17, 2009) to June 30, 2012, net cash flows provided by financing activities were $5,591,620, consisting primarily of the sale of common stock for $6,470,542 offset by payments on notes payable of $1,175,000.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenue from sales and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing cash is expected to be adequate to fund our operations over the next two fiscal quarters through December 31, 2012. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of sales of our common stock and warrants to acquire common stock.

Since June 30, 2012, the Company achieved specified performance milestones that triggered the funding of $1,100,000 in net proceeds under subscription agreements that were entered into in May of 2012 with respect to the sale of units, each unit consisting of one share of common stock and one warrant for the purchase of a share of common stock at a price of $1.60 per warrant, for a unit price of $0.80.  A total of 1,375,000 units were issued in connection with this performance-milestone-related funding, which represented the final commitment to acquire units under certain subscription agreements.  In addition to the foregoing, since June 30, 2012 the Company has sold an additional 540,000 units for aggregate net proceeds of $423,840.

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

Page - 17

MATERIAL COMMITMENTS AND ARRANGEMENTS

As described above, on August 31, 2011, the Company acquired certain assets of ADI, consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date (which promissory note had a remaining outstanding balance of $1,000,000 as of September 30, 2011).  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the right to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share.

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the right for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share.

In June of 2012, the Company began conducting the ADI Offering and the ADGC Offering.  The ADI Offering and the ADGC Offering are expected to close on or about August 30, 2012.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States ("GAAP"). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended March 31, 2012.

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

Asset Purchases

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the right for certain current and former stockholders of ADI to acquire approximately 16 million shares of common stock of the Company for $0.01 per share.  The Company has estimated the fair value of these subscription rights to be $0.69 per right, for a total of $11,040,000 for these rights.

Page - 18

The following table reflects our preliminary purchase price allocation of the assets:

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

The following table reflects our preliminary purchase price allocation of the assets:

Inventory	$150,000
In-process research and development	740,000
Total	$890,000

The Company will obtain appraisals of the assets acquired and adjust the purchase price allocation no later than December 31, 2012, as necessary.

We believe that the acquisition of these assets from ADGC was not the acquisitions of a “business” within the definition set forth in GAAP or Rule 11-01(d).

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment has not been placed into service as of June 30, 2012.

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

Page - 19

Intangible Assets

Regarding intangible assets including the patents, the Company believes that, due to the inability to identify unique, specific commercialization potential with any degree of certainty, it is appropriate to consider the entire portfolio “In-Process Research and Development,” or “IPRD.”  The Company believes that the IPRD has alternative future uses.  At such time that production begins and commercialization of separate components of the intellectual property portfolio are then marketed to varying distribution channels, segmentation  and bifurcation of the IPRD asset to finite-lived commercialized intellectual property assets will be considered.  Applicable accounting guidance requires an indefinite life for IPRD assets until such time as the commercialization can be reasonably estimated at which time the assets will be available for their intended use.  At such time as those requirements are met, we believe that consideration of the legal life of the intellectual property protection should be of considerable importance in determining the useful life.  Upon commercialization and determination of the useful life of the intellectual property assets, consideration will be given to the eventual expiration of the intellectual property rights underlying certain critical aspects of our manufacturing process.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15.  We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, because we were not able to timely file this Report due to a delay in preparing our financial statements as of June 30, 2012, due to weaknesses in our internal control over financial reporting that required the restatement of our financial statements for the quarterly periods ended September 30, 2011 and December 31, 2011 and the amendment of our Form 10-Qs for each such period and delayed the filing of our Form 10-K for the fiscal year ended March 31, 2012.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

In connection with the evaluation described above and prior evaluations, the current management team identified material weaknesses in our internal control over financial reporting as of June 30, 2012, in the following areas:

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

During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  We have taken steps to enhance and improve the design of our internal control over financial reporting, and we plan to take additional steps during our fiscal year ending March 31, 2013.

In March of 2012, current management changed the Company's outside counsel in an effort to improve the disclosure advice available to it   To further remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2013:

•	Adding one or more independent directors and establishing an audit committee.
•	Refining our internal procedures, including our communication and data gathering processes in connection with period end financial disclosure and reporting.

Page - 20

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

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

ITEM 1A.        RISK FACTORS

Not applicable (the Company is a smaller reporting company).

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending June 30, 2012, Company issued 2,538,750 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a price of $1.60 per warrant, for a unit price of $0.80 for total cash proceeds, net of fees, of $1,998,920.  The warrants are immediately exercisable and will automatically expire on the third anniversary of the issue date, as defined in the warrants.  The number of shares of common stock of the Company for which, and the price per share at which, a warrant is exercisable are subject to adjustment upon the occurrence of certain events, including, without limitation, a stock dividend, stock split, or a merger of the Company, as provided in the warrant.  The transfer of the warrant and the shares issued upon exercise of the warrant are subject to the transfer restrictions applicable to restricted securities, and the transfer of the warrants is further subject to a one-year restriction on the transfer of any warrant.

The offering and sale of the units has been conducted in reliance upon an exemption from registration provided for by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 (the “Act”).  No form of general solicitation or general advertising was used by the Company, or any representative of the Company, in connection with the offer or sale of the units.  Each of the investors was an accredited investor.  The units, consisting of the shares and the warrants, have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirement.  The warrants and the shares of Company common stock sold are restricted securities, have been appropriately legended as such, and cannot be transferred unless they have been registered, or there is an exemption from registration, under applicable federal and state securities laws.

In June of 2012, the Company began conducting the ADI Offering and the ADGC Offering, pursuant to which certain current and former stockholders of ADI and ADGC that are accredited investors have the opportunity to acquire up to an aggregate of approximately 17 million shares of common stock of the Company for $0.01 per share.  The ADI Offering and the ADGC Offering are expected to close on or about August 30, 2012.  The offering and sale of the Company common stock pursuant to the ADI Offering and the ADGC Offering is being conducted in reliance upon an exemption from registration provided for by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 (the “Act”).  No form of general solicitation or general advertising was used by the Company, or any representative of the Company, in connection with the offer or sale of the common stock.  Each of the purchasers in the offerings has represented or will represent that such purchaser is an accredited investor.  The shares of Company common stock to be sold have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirement.  The shares of Company common stock sold are restricted securities, have been appropriately legended as such, and cannot be transferred unless they have been registered, or there is an exemption from registration, under applicable federal and state securities laws.

Page - 21

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of this Report:

10.1
Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond Gemstone Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

10.2
Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia.1 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.3
Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols.1 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.4
Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon.1 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.5
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

10.8	Subscription Agreement Dated May 4, 2012. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

10.9	Form of Warrant by and between Scio Diamond Technology Corporation and certain Investors (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 10, 2012).

10.10
Form of Qualified Stock Option Grant Agreement by and between Scio Diamond Technology Corporation and certain Executive Officers. (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

31.01     Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.02     Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.01     Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101
The following materials from the Quarterly Report on Form 10-Q of Scio Diamond Technology Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements. 2

*     Filed herewith.
1        Management contract or compensatory plan or arrangement.
2
As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

**   Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30 day grace period.

Page - 22

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: August 20, 2012	/s/ Joseph D. Lancia
By: Joseph D. Lancia Its: President and Chief Executive Officer

Dated: August 20, 2012	/s/ Charles G. Nichols
By: Charles G. Nichols Its: Chief Financial Officer

Page - 23

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

Date: August 20, 2012
/s/ Joseph D. Lancia By: Joseph D. Lancia Its: President and Chief Executive Officer

Page - 24

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

Date: August 20, 2012
/s/ Charles G. Nichols
By: Charles G. Nichols
Its: Chief Financial Officer

Page - 25

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scio Diamond Technology, Corp. (the “Company”) on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 20, 2012                                                                /s/ Joseph D. Lancia
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

Page - 26