Form 10-Q/A
period 2012-06-30
Scio Diamond Technology Corp
filed 2012-09-19
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(864) 751-4880

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

The number of shares of common stock outstanding as of August 14, 2012, $0.001 par value, was 30,466,817.

Explanatory Note

Scio Diamond Technology Corporation is filing this Amendment No. 1 (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 20, 2012, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the disclosures made in the original Form 10-Q filed on August 20, 2012.

PART II - OTHER INFORMATION

ITEM 6.                      EXHIBITS

The following exhibits are filed as part of this Report:

10.1

Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond Gemstone Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

10.2

Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia.(1) (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.3

Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols.(1) (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.4

Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon.(1) (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.5

Change in Control Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia. (1) (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.6

Change in Control Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols.(1) (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.7

Change in Control Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon.(1) (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.8	Subscription Agreement Dated May 4, 2012. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

10.9	Form of Warrant by and between Scio Diamond Technology Corporation and certain Investors (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 10, 2012).

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

101

The following materials from the Quarterly Report on Form 10-Q of Scio Diamond Technology Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements. (2)**

*                 Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(1)          Management contract or compensatory plan or arrangement.

(2)         As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

**          Furnished with this Amendment No. 1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: September 19, 2012	/s/ Joseph D. Lancia
By: Joseph D. Lancia Its: President and Chief Executive Officer

Dated: September 19, 2012	/s/ Charles G. Nichols
By: Charles G. Nichols Its: Chief Financial Officer