Form 10-Q
period 2012-09-30
Scio Diamond Technology Corp
filed 2012-11-13
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54529

SCIO DIAMOND TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	45-3849662
(state or other jurisdiction of incorporation or	(I.R.S. Employer I.D. No.)
organization)

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

The number of shares of common stock outstanding as of November 6, 2012, $0.001 par value, was 44,274,785.

SCIO DIAMOND TECHNOLOGY CORPORATION

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that reflect the Company’s views with respect to certain future events. Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934.  Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, without limitation, those described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2012 filed on August 16, 2012.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                                                UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,798,470	$808,516
Accounts Receivable	3,064	—
Inventory	306,140	2,502
Deposits for machinery and equipment	250,010	—
Prepaid expenses	8,723	23,295
Prepaid rent	23,050	—

Total current assets	2,389,457	834,313

Property, plant and equipment
Facility	840,021	145,301
Construction in progress	—	270,000
Manufacturing equipment	3,405,785	3,178,577
Other equipment	65,287	58,144
Total property, plant and equipment	4,311,093	3,652,022
Less accumulated depreciation	(160,738)	(3,397)
Net property, plant and equipment	4,150,355	3,648,625

Intangible assets	10,524,498	9,784,497
Prepaid rent, noncurrent	76,862	41,938
Other assets	13,800	13,800

TOTAL ASSETS	$17,154,972	$14,323,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$75,000	$125,000
Accounts payable	370,943	66,080
Accounts payable - related parties	—	131,984
Customer deposits	40,979	—
Accrued expenses	255,509	400,437

Total current liabilities	742,431	723,501

Other Liabilities	18,135	—

TOTAL LIABILITIES	760,566	723,501

Shareholders’ Equity:
Common stock, $0.001 par value, 75,000,000 shares authorized 43,592,585 and 26,013,070 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	43,592	26,013
Additional paid-in capital	21,797,946	15,937,616
Deficit accumulated during the development stage	(5,447,132)	(2,363,957)

Total shareholders’ equity	16,394,406	13,599,672

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,154,972	$14,323,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2012 and 2011, and for the period September 17, 2009 (inception) through September 30, 2012

(Unaudited)

	Three Months	Three Months	Six Months	Six Months	September 17, 2009
	Ended	Ended	Ended	Ended	(Inception) through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Revenue
Gross revenue	$61,149	$—	$73,101	$—	$73,101

Cost of goods sold
Cost of goods sold	194,421	—	212,892	—	$212,892

Gross margin	(133,272)	—	(139,791)	—	(139,791)

General, administrative, and pre-operating expenses
Professional and consulting fees	524,291	507,152	749,213	507,152	2,316,019
Salaries and benefits	448,557	—	1,792,654	—	2,077,007
Rent, equipment lease and facilities expense	78,484	—	230,172	—	327,187
Marketing costs	8,763	11,150	23,943	11,150	52,290
Depreciation	4,524	—	6,474	—	9,871
Corporate general and administrative	63,029	21,662	139,336	21,662	334,412

Loss from operations	(1,260,920)	(539,964)	(3,081,583)	(539,964)	(5,256,577)

Other income (expense)
Interest expense	(756)	(2,500)	(1,592)	(2,500)	(16,612)
Gain on restructuring	—	16,178	—	11,057	11,057
Other income	—	—	—	—	75,000

Net loss	$(1,261,676)	$(526,286)	$(3,083,175)	$(531,407)	$(5,187,132)

Loss per share
Basic:
Weighted average number of shares outstanding	33,495,227	13,617,487	30,024,828	10,008,743
Loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.05)
Fully diluted:
Weighted average number of shares outstanding	33,495,227	13,617,487	30,024,828	10,008,743
Loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

(a development stage company)

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

For period September 17, 2009 (inception) through September 30, 2012

(Unaudited)

			Additional	Deficit
	Common Stock		Paid in	Accumulated During the
	Shares	Amount	Capital	Development Stage	Total
Inception, September 17, 2009	—	$—	$—	$—	$—
Common stock issued to founder at $.0.002 per share	2,000,000	2,000	2,000	—	4,000
Common stock issued for cash at $.0.005 per share	4,400,000	4,400	17,600	—	22,000
Net loss for period ended March 31, 2010	—	—	—	(6,211)	(6,211)

Balance, March 31, 2010	6,400,000	6,400	19,600	(6,211)	19,789
Net loss for the year ended March 31, 2011	—	—	—	(30,846)	(30,846)

Balance, March 31, 2011	6,400,000	6,400	19,600	(37,057)	(11,057)
Shares issued for purchase of trade name	13,000,000	13,000	247,000	—	260,000
Common stock issued for cash, net of fees, at $0.70 per share	6,613,070	6,613	4,439,009	—	4,445,622
Deemed distribution	—	—	—	(260,000)	(260,000)
Subscription rights issued for purchase of assets	—	—	11,040,000	—	11,040,000
Warrants issued for services from non-employees	—	—	192,007	—	192,007
Net loss for the year ended March 31, 2012	—	—	—	(2,066,900)	(2,066,900)

Balance, March 31, 2012	26,013,070	26,013	15,937,616	(2,363,957)	13,599,672
Common stock issued for cash, net of fees, at $0.80 per share	4,578,750	4,578	3,618,599	—	3,623,177
Common stock issued for cash, net of fees, at $0.01 per share	13,000,765	13,001	144,982		157,983
Subscription rights issued for purchase of assets			790,000		790,000
Warrants issued for real property lease			39,000		39,000
Employee stock based compensation	—	—	1,267,749	—	1,267,749
Net loss for the six months ended September 30, 2012	—	—	—	(3,083,175)	(3,083,175)

Balance, September 30, 2012	43,592,585	$43,592	$21,797,946	$(5,447,132)	$16,394,406

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOW

For the six months ended September 30, 2012 and 2011 and for the period September 17, 2009 (inception) through September 30 , 2012

(Unaudited)

	Six Months	Six Months	September 17, 2009
	Ended	Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012

Cash flows from operating activities:
Net loss	$(3,083,175)	$(531,407)	$(5,187,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,241	—	164,638
Gain on restructuring	—	(11,057)	(11,057)
Expense for warrants issued in exchange for services	—	—	192,007
Employee stock based compensation	1,267,749	—	1,267,749
Changes in assets and liabilities:
Increase in accounts receivable	(3,064)	—	(3,064)
Increase in prepaid expenses and rent	(8,303)	—	(73,536)
Increase in inventory	(153,638)	—	(169,940)
Increase in accounts payable	72,879	148,867	270,943
Increase in customer deposits	40,979	—	40,979
Increase (decrease) in accrued expenses	(144,928)	—	249,077
Increase in other liabilities	18,135		18,135

Net cash used in operating activities	(1,832,125)	(393,597)	(3,241,201)

Cash flows from investing activities:
Purchase of assets	—	(1,000,000)	(1,000,000)
Proceeds from disposal of property, plant and equipment	—	—	97,270
Deposits for property, plant and equipment	(250,010)	—	(250,010)
Purchase of property, plant and equipment	(659,071)	—	(1,152,861)

Net cash used in investing activities	(909,081)	(1,000,000)	(2,305,601)

Cash flows from financing activities
Services financed with a note payable	—	250,000	250,000
Proceeds from note payable - related party	—	9,000	17,490
Proceeds from stock subscriptions	—	—	—
Proceeds from sale of common stock - net of fees	3,781,160	1,679,064	8,252,782
Payments on notes payable	(50,000)	—	(1,175,000)

Net cash provided by financing activities	3,731,160	1,938,064	7,345,272

Change in cash and cash equivalents	989,954	544,467	1,798,470
Cash and cash equivalents, beginning of period	808,516	933	—

Cash and cash equivalents, end of period	$1,798,470	$545,400	$1,798,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOW

For the six months ended September 30, 2012 and 2011 and for the period September 17, 2009 (inception) through September 30, 2012

(Unaudited)

(Continued)

	Six Months	Six Months	September 17, 2009
	Ended	Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$—	$—	$3,000
Income taxes	$—	$—	$—

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$100,000	$1,000,000	$1,100,000
Purchase of assets funded through warrant issue	$—	$11,040,000	$11,040,000
Warrants issued for real property lease	$39,000	$—	$39,000
Purchase of assets funded through ADGC subscription rights	$790,000	$—	$790,000
Common stock issued for purchase of trade name	$—	$260,000	$260,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Scio Diamond Technology Corporation (referred to herein as the “Company,” “we, “ “us, “ or “our”) was incorporated under the laws of the State of Nevada as Krossbow Holding Corp. on September 17, 2009.  The original business plan of the Company was focused on offsetting C02 emissions through the creation and protection of forest-based carbon “sinks.” The Company has since abandoned its original business plan and restructured its business to focus on man-made diamond technology development and commercialization.

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

Going Concern

The Company has generated very little revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, September 17, 2009, through September 30, 2012, the Company has accumulated losses of $5,187,132.

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

Accounting Basis

The accompanying unaudited financial statements of Scio Diamond Technology Corporation (formerly Krossbow Holding Corp.) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012 and September 30, 2012 and the results of operations and cash flows for the three and six month interim periods ended September 30, 2012 and 2011 and for the period September 17, 2009 (from inception) through September 30, 2012.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2012.

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

	September 30,
	2012	2011
Common stock options & warrants	10,791,264	—

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Manufacturing equipment was placed into service beginning July 1, 2012.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead.  The components of inventories are as follows:

	September 30, 2012	March 31, 2012
Raw materials and supplies	$30,899	$—
Work in process	132,349	—
Finished goods	142,892	2,502
	306,140	2,502
Inventory reserves	—	—
	306,140	2,502

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.  Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment.  Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of September 30, 2012.

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

In addition, GAAP requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  On August 31, 2011, the Company issued to certain current and former stockholders of Apollo Diamond Inc. (“ADI”) that are accredited investors subscription rights valued at $11,040,000 for the purchase of ADI assets disclosed in Note 2 measured at fair value on a nonrecurring basis.  The fair value of the ADI subscription rights was determined based on an appraisal which used the Black-Scholes model whose assumptions were considered by management to be a level 3 input. During June, 2012, the Company issued to certain current and former stockholders of Apollo Diamond Gemstone Corporation (“ADGC”) that are accredited investors subscription rights valued at $790,000 for the purchase of ADGC assets disclosed in Note 2 measured at fair value on a nonrecurring basis.  The fair value of the ADGC subscription rights was determined using the Black-Scholes model whose assumptions were considered by management to be a level 3 input.

As of September 30, 2012, the Company had 445,014 warrants outstanding with exercise prices of $0.70 per share. The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work, placement agent services and cash discounts on facility rent and are valued at $0.52 per warrant using the Black-Scholes model.

The carrying value of cash and cash equivalents including restricted cash, accounts receivable, other assets and trade accounts payable approximate fair value due to the short-term nature of these instruments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. For our Company, this generally means that we recognize revenue when we or our fabrication vendor has shipped finished product to the customer and we have issued an invoice for that product. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 is effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.  The adoption of this accounting standard did not have a material effect on the Company’s financial statements.

In July 2012 the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard).  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment.  It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company will adopt this new standard in 2013.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 2 — ASSET PURCHASES

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and certain intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the subscription rights for certain current and former stockholders of ADI that are accredited investors to acquire approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  The Company has estimated the fair value of these ADI subscription rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right.  At the date of the transaction, the fair value of the subscription rights was $11,040,000, and this amount was credited to additional paid-in capital. The fair value of the ADI subscription rights was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 1 year.

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

On June 5, 2012, the Company acquired certain of the assets of ADGC (the “ADGC Asset Purchase”), consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the right for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that the ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC Stockholder Offering”).  The Company intends to fund the $100,000 cash portion of the ADGC Asset Purchase concurrently with the final closing of the ADI/ADGC Stockholder Offering and includes it as part of accounts payable at September 30, 2012.  The ADI/ADGC Stockholder Offering began in June and was substantially completed as of November 1, 2012.  The Company has estimated the fair value of such subscription rights to be $0.79 per right.  At the date of the transaction, the aggregate fair value of such subscription rights was $790,000, and this amount was credited to additional paid-in capital. The fair value of such rights to acquire shares of common stock of the Company was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 3 months.

The following table reflects our preliminary purchase price allocation of the assets:

Inventory	$150,000
In-process research and development	740,000
Total	$890,000

The Company will obtain appraisals of the assets acquired and adjust the purchase price allocation no later than December 31, 2012, as necessary.

During the three months ended September 30, 2012, the Company issued 13,000,765 shares of common stock pursuant to the ADI/ADGC Stockholder Offering.  There remained on that date a maximum of 3,999,235 shares available to be issued as part of the ADI/ADGC Stockholder Offering.  The Company is working to finish matching ADI and ADGC records with subscription documents submitted by former ADI and ADGC shareholders.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consist of the following:

		September 30,	March 31,
	Life	2012	2012
In-process research and development	Indefinite	$10,524,497	$9,784,497

NOTE 4 — NOTES PAYABLE

In conjunction with the purchase of certain assets from ADI on August 31, 2011, the Company entered into a promissory note bearing interest at 4.00% annually and due and payable in full on September 1, 2012.  As of September 30, 2012, $75,000 of the promissory note to ADI remained unpaid.  The Company is in discussions with ADI regarding certain issues with the purchase and expects to reach a final settlement by December 31, 2012.

NOTE 5 — CAPITAL STOCK

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

During the three months ended September 30, 2011, the Company issued 18,717,570 shares of common stock.  On August 5, 2011, 3,200,000 shares were issued in a 2-for-1 forward split from Krossbow Holding Corp. shareholders.  As part of a private placement, 2,517,570 shares were issued at a price of $0.70 per share for total cash proceeds, net of fees, of $1,679,064.  13,000,000 shares were issued at a market value price of $0.02 per share purchasing the name “Scio Diamond Technology Corporation” (the “Scio name”) for a total purchase price of $260,000.  The Company purchased the Scio name from a privately-held Nevada corporation named Scio Diamond Technology Corporation (“Private Scio”).  The Company and Private Scio are entities under common control.  Accounting Standards Codification 805-50-30-5 states that when accounting for a transfer of assets between entities under common control, the entity that receives the asset shall initially measure the recognized asset at the carrying amount in the accounts of the transferring entity at the date of the transfer.  As the Scio name acquired had no carrying value, the value of the shares given to purchase the Scio name were recorded as a deemed distribution so that the accounting basis of the Scio name remained at zero.  In addition, the Company issued 17 million subscription rights with an exercise price of $0.01 per share to certain current and former stockholders of ADI and ADGC as part of the ADI and ADGC asset purchases discussed in Note 2.

During the three months ended December 31, 2011, the Company issued 3,908,000 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $2,672,059.

During the three months ending June 30, 2012, Company issued 2,538,750 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at a unit price of $0.80 for total net cash proceeds of approximately $1,998,920.

During the three months ended September 30, 2012, the Company issued 13,000,765 shares under the ADI and ADGC subscription rights.  There remained on that date a maximum of 3,999,235 shares available to be issued under those rights.  The Company is working to finish matching ADI and ADGC records with subscription documents submitted by hundreds of former ADI and ADGC shareholders.  As of November 6, 2012, a total of 13,722,965 shares had been issued under these rights.

During the three months ending September 30, 2012, Company issued 2,040,000 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at a unit price of $0.80 for total net cash proceeds of approximately $1,624,257.  The Company had 43,592,585 shares of common stock issued and outstanding as of September 30, 2012.

As of September 30, 2012, the Company had 445,014 warrants outstanding with exercise prices of $.70 per share.  The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work, placement agent services and cash discounts on facility rent and are valued at $.52 per warrant using the Black-Scholes model.

NOTE 6 — SHARE-BASED COMPENSATION

On July 10, 2012, the Company granted to a non-executive employee options to purchase a total of 7,500 shares of the Company’s stock at $0.80 per share, which is equal to the estimated fair value of the stock on the date of grant.  1,500 of these options vested immediately and the remainder are to vest based upon specific management objectives as described for prior grants.

Using the Black-Scholes option pricing model, management has determined that the options issued in July 2012 have a value of $0.49 per option.  Total compensation costs of $2,042 have been recognized for these options.  Future compensation cost for the options will be immediately recognized when management determines that the relevant objectives have become reasonably probable to occur.   There is no service period requirement.

On August 3, 2012, the Company granted to three executive officers options to purchase a total of 1,100,000 shares of the Company’s stock at $0.80 per share, which was equal to the estimated fair value of the stock on the date of grant.  The options will vest upon the achievement of specific management objectives including successful installation of laser capability, cumulative cashflow and cumulative revenue.

Management anticipates that the average term of the options will be three years.  The Company has reserved a pool of shares to be issued when the options are exercised.

Using the Black-Scholes option pricing model, management has determined that the options issued in August 2012 have a value of $0.49 per option.  Total compensation costs of $0 have been recognized for these options as they were determined by management not to be reasonably probable to occur as of September 30, 2012.  Compensation cost for the options will be immediately recognized when management determines that the relevant objectives have become reasonably probable to occur.   There is no service period requirement.

For the three and six months ended September 30, 2012 and 2011, the Company recognized $270,794 and $1,267,749 and $0 and $0, respectively, as compensation cost, and recorded related deferred tax asset of $0 for all periods.

The assumptions used and the calculated fair value of the July options are as follows:

Expected dividend yield	0.00%
Risk-free interest rate	.63%
Expected life in years	3.00
Expected volatility	100%
Weighted average calculated value of options granted	$0.49

The assumptions used and the calculated fair value of the August options are as follows:

Expected dividend yield	0.00%
Risk-free interest rate	.67%
Expected life in years	3.00
Expected volatility	100%
Weighted average calculated value of options granted	$0.49

At September 30, 2012, unrecognized compensation cost related to nonvested awards was $1,278,276.

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Options	Weighted Average Exercise Price

Options outstanding, June 30, 2012	4,660,000	$0.70
Granted	1,107,500	0.80
Exercised	—	—
Expired/Cancelled	—	—
Options outstanding, September 30, 2012	5,767,500	$0.72

Options exercisable, September 30, 2012	2,318,500	$0.70

The intrinsic value of options outstanding and of options exercisable at September 30, 2012 was $466,000 and $231,850, respectively.

NOTE 7 — RELATED PARTIES

The Company incurred expenses of $26,018 and $64,266 for professional and consulting services provided by AdamsMonahan, LLP, a firm in which our board members, Edward S. Adams and Michael R. Monahan, are partners, for the three and six months ended September 30, 2012, respectively.  For the three and six months ended September 30, 2011, the Company did not incur expenses for professional and consulting services provided by AdamsMonahan, LLP.

On August 5, 2011, the Company executed the Scio Asset Purchase Agreement with Private Scio.  Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company.  Our directors Edward S. Adams and Michael R. Monahan were directors of Private Scio and Joseph D. Lancia was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio.  At the time that the Scio Asset Purchase Agreement was executed, our directors Edward S. Adams and Michael R. Monahan had control of the Company.  Edward S. Adams and Michael R. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, and Joseph D. Lancia acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

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

The ADI Offering and the ADGC Offering began in June and have been substantially completed except for ongoing efforts relating to matching of ADI and ADGC records and subscription documents submitted to the Company.

NOTE 8 — EXECUTIVE COMPENSATION

On August 3, 2012, the Company entered into amended and restated employment agreements and change in control agreements with our executive officers.  In addition, the Company authorized equity compensation arrangements under a stock option plan for our executive officers.

NOTE 9 — BOARD OF DIRECTORS

On August 13, 2012, the Company named Bernard M. McPheely to the Board of Directors.  Mr. McPheely is the beneficial owner of 500,000 shares (1.7%) of the Company’s common stock (which beneficial ownership includes shares underlying currently exercisable warrants that have an exercise price of $1.60) and the trust that designated Mr. McPheely to serve on the board is the beneficial owner of 5,000,000 shares (15.6%) of the Company’s common stock (which beneficial ownership includes shares underlying currently exercisable warrants that have an exercise price of $1.60).

NOTE 10 — LITIGATION

The Company, certain directors and others were served with a complaint in August 2012 filed by a former shareholder of ADI. The complaint alleged certain security and other law violations in connection with the ADI Asset Purchase (see note 2). The claimant sought damages to be established at trial and did not specify monetary damages.   The complaint was voluntarily dismissed by the plaintiff on September 14, 2012.

END NOTES TO FINANCIALS

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q contains forward-looking statements that reflect the Company’s views with respect to certain future events. Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934.  Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, but are not limited to: (1) if the Company is not able to obtain further financing, its business operations may fail, (2) the Company has not generated any meaningful revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification increases the risks associated with the its business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing its business, (4) the Company may not effectively execute the its business plan or manage the its potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out its business operations, which could have a material adverse effect on its business, (7) the Company has expended time and resources in connection with the restatement of its financial statements and other disclosures and the Company may expend a substantial amount of time and in connection with responding to potential inquiries or legal actions by the Securities and Exchange Commission, stockholders or other parties, which may impair its ability to raise capital and to operate its business, (8) the Company’s revenues have derived primarily from a single customer and may continue to be concentrated in the future, and (9) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, including, without limitations described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2012.

You are cautioned not to place undue reliance on forward-looking statements.  You are also urged to review and consider carefully the various disclosures made in the Company’s other filings with the Securities and Exchange Commission, including any amendments to those filings.   Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

GENERAL

Corporate History

We were incorporated on September 17, 2009 in the State of Nevada under the name Krossbow Holdings Corporation (“Krossbow”).  Krossbow’s original business plan was focused on offsetting CO2 emissions through the creation and protection of forest-based carbon “sinks.”  Krossbow planned to assess carbon resource potentials, prescribe and implement ecosystem restorations to develop those resources, and thereby generate carbon offset products.  However, we have since abandoned that original business plan and restructured our business to focus on man-made diamond technology development.  We decided to acquire existing technology and to seek to efficiently and effectively produce man-made diamond. In connection with this change in business purpose, Krossbow changed its name to Scio Diamond Technology Corporation to reflect its new business direction.

On August 5, 2011, Edward S. Adams and Michael R. Monahan, both of whom now serve on the Company’s Board of Directors, acquired control of the Company through the purchase of two million (2,000,000) shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time, in accordance with a common stock purchase agreement among Mr. Kropp, Mr. Adams and Mr. Monahan.  Concurrently with the execution of the common stock purchase agreement, Mr. Kropp resigned from all positions with Krossbow, including, but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date (which promissory note had a remaining outstanding balance of $75,000 as of September 30, 2012).  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the right to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  Accordingly, the purchase price for the ADI assets was an aggregate of $2,000,000, in a combination of cash and a promissory note, plus the ADI subscription rights.

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

During the three months ended September 30, 2012, the Company issued 13,000,765 shares of common stock under the ADI and ADGC subscription rights.  There remained on that date a maximum of 3,999,235 shares of common stock available to be issued under those rights.  The Company is working to finish matching ADI and ADGC records with subscription documents submitted by hundreds of former ADI and ADGC shareholders.  As of November 6, 2012, a total of 13,722,965 shares had been issued under these rights.

Business Overview

The Company’s primary mission is the development of profitable and sustainable commercial applications for its planned mass production of high quality, single-crystal diamond in a laboratory environment using its Diamond Technology and patented Mosaic production approach.  The Company intends to target both the commercial/industrial and gemstone markets and anticipates opportunities in areas including, but not limited to, cutting devices, life sciences, diamond gemstone jewelry, power switches, optoelectronics, and semi-conductors.

As of September 30, 2012, the Company had begun generating limited revenue from the sale of diamond materials.   On July 24, 2012, the Company announced that it had signed a purchase order with an international supplier of precision diamond cutting tool products pursuant to which the Company is providing CVD single crystal diamond in specified wafer sizes.  The purchase order calls for near term Company sales of an estimated minimum of $1,000,000, with such sales to occur in the second and third fiscal quarters of the fiscal year ending March 31, 2013, and under certain circumstances and depending upon, among other things, ongoing demand as estimated by the end product manufacturer, could produce aggregate sales by the Company of up to an estimated $5,000,000 during the first 24 months of the order.

If the Company is able to produce high-quality, relatively low-cost diamond and diamond materials in reliable quantities, then the products mentioned above may be incorporated into existing applications and technologies and spur new technologies.  In such case, the Company expects numerous product development and licensing opportunities for the Company.  We believe that the unique physical properties of diamond combined with consistent availability made possible by our Diamond Technology and patented Mosaic production approach may lead to potential market opportunities in electronics, optics, communications, and computing.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended September 30, 2012 Compared to the Three and Six Month Periods Ended September 30, 2011

Our net loss for the three month period ended September 30, 2012 was $1,261,676, compared to a net loss of $526,286 during the three months ended September 30, 2011.  Our net loss for the six month period ended September 30, 2012 was $3,083,175, compared to a net loss of $531,407 during the six months ended September 30, 2011.  Our cumulative net loss since inception (September 17, 2009) through September 30, 2012 was $5,187,132.  Through September 30, 2012, we had generated $73,101 in revenue since inception.

During the three-month period ended September 30, 2012, we incurred total expenses of $1,322,825, compared to total expenses of $542,464 during the three months ended September 30, 2011.  During the six-month period ended September 30, 2012, we incurred total expenses of $3,156,276, compared to total expenses of $542,464 during the six months ended September 30, 2011.  The increase in expenses is primarily due to the Company’s initiation of production activities as well as compensation expense related to option issuances.  We incurred salary and benefit expense including direct labor costs recorded in cost of goods sold of $520,406 during the three months ended September 30, 2012 and $1,593,719 during the six months ended September 30, 2012, which six-month amount included $1,267,749 of compensation expense related to option issuances.  We also incurred $524,291 and $749,213 in professional and consulting fees during the three and six month periods, respectively, including litigation defense costs of approximately $240,000, compared to $507,152 in professional and consulting fees during the three months and six months ended September 30, 2011.  With the beginning of production and sales of manufactured products, we had cost of goods sold expense of $194,421 during the three month period and $212,892 for the six months ended September 30, 2012.  Since inception (September 17, 2009) through September 30, 2012, we have incurred total expenses of $5,346,290 which have generally related to the expenses mentioned above as well as other corporate overhead and marketing.

Depreciation expense of $151,281 and $154,757 was recorded in cost of goods sold during the three and six months ended September 30, 2012, respectively.  No depreciation expense was recorded in cost of goods sold in prior periods.

We have generated limited revenue to offset our expenses, and so we have incurred net losses.  Our net loss per share for the three-month period ended September 30, 2012 was ($0.04) per share, compared to a net loss per share of ($0.04) for the three months ended September 30, 2011.   The weighted average number of shares outstanding was 33,495,227 and 13,617,487, respectively, for the three-month periods ended September 30, 2012 and 2011.

Our net loss per share for the six-month period ended September 30, 2012 was ($0.10) per share, compared to a net loss per share of ($0.05) for the six months ended September 30, 2011.   The weighted average number of shares outstanding was 30,024,828 and 10,008,743, respectively, for the six-month periods ended September 30, 2012 and 2011.

FINANCIAL CONDITION

At September 30, 2012, we had total assets of $17,154,972, compared to total assets of $14,323,173 at March 31, 2012.  This increase in assets was primarily related to the purchase of assets from ADGC.  We had cash of $1,798,470 at September 30, 2012 compared to cash of $808,516 at March 31, 2012.

Total liabilities at September 30, 2012 were $760,566, compared to total liabilities of $723,501 at March 31, 2012.  Total liabilities at September 30, 2012 were comprised primarily of accounts payable and accrued expenses.

Total shareholders’ equity was $16,394,406 at September 30, 2012, compared to $13,599,672 at March 31, 2012.  Shareholders’ equity increased during the period primarily due to capital raised through private placement of common stock.  Other components of the change in shareholders’ equity included the grants of incentive stock options to employees and subscription right issuance related to the ADGC asset purchase.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended September 30, 2012, net cash flows used in operating activities were $1,832,125 consisting primarily of a net loss of $3,083,175 offset by non-cash stock option issuance of $1,267,749, compared to net cash flows used in operating activities for the six months ended September 30, 2011 of $393,597.  Since inception (September 17, 2009) through September 30, 2012, net cash flows used in operating activities were $3,241,201.

Investing Activities

For the six-month period ended September 30, 2012, net cash flows used in investing activities were $909,081, consisting of the purchase of  and deposits on property, plant and equipment.  Net cash flows used in investing activities were $1,000,000 for the six months ended September 30, 2011 and $2,305,601 for the period from inception (September 17, 2009) to September 30, 2012.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity or debt securities.  For the six-month periods ended September 30, 2012 and September 30, 2011, we generated $3,731,160 and $1,938,064, respectively, from financing activities. For the period from inception (September 17, 2009) to September 30, 2012, net cash flows provided by financing activities were $7,345,272, consisting primarily of the sale of common stock for $8,252,782 offset by payments on notes payable of $1,175,000.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenue from sales and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing cash and revenues are expected to be adequate to fund our operations over the next two fiscal quarters through March 31, 2013. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of sales of our common stock and warrants to acquire common stock.

Since June 30, 2012, the Company achieved specified performance milestones that triggered the funding of $1,100,000 in net proceeds under subscription agreements that were entered into in May of 2012 with respect to the sale of units, each unit consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at a unit price of $0.80.  A total of 1,375,000 units were issued in connection with this performance-milestone-related funding, which represented the final commitment to acquire units under certain subscription agreements.  In addition to the foregoing, since June 30, 2012 and up to September 30, 2012, the Company has sold an additional 665,000 units for aggregate net proceeds of $623,840.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to, among other things: (i) manufacturing operations; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses through the generation of revenue and with further issuances of securities. Thereafter, we expect we may need to raise additional capital and generate revenues to meet long-term operating requirements.

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

MATERIAL COMMITMENTS AND ARRANGEMENTS

As described above, on August 31, 2011 the Company acquired certain assets of ADI, consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date (which promissory note had a remaining outstanding balance of $1,000,000 as of September 30, 2011).  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the right to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share of which approximately 12,927,588 have been issued at November 6, 2012.

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the right for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share of which approximately 795,377 have been issued at November 6, 2012.

The ADI Offering and the ADGC Offering began in June and have been substantially completed except for ongoing efforts relating to matching of ADI and ADGC records and subscription documents submitted to the Company.

The Company understands that most of the outstanding shares of ADI and ADGC were redeemed prior to and in anticipation of the Company’s purchase of assets from ADI and ADGC.  Mr. Adams and his spouse owned approximately 2% of the common stock of ADI and 11% of the common stock of ADGC (prior to the stock repurchases by such companies in 2011).  Neither Mr. Adams nor his spouse  participated in the ADI Offering or the ADGC Offering.  Mr. Monahan held no stock of ADI and approximately 4% of the stock of ADGC (prior to the stock repurchases by ADGC in 2011).  Mr. Monahan did not participate in the ADI Offering or the ADGC Offering.  Mr. Adams and Mr. Monahan and their law firm have provided legal services to each of ADI, ADGC and the Company.  Robert C. Linares, the Chairman of the Board of each of ADI and ADGC, who is also the largest stockholder of each of ADI and ADGC, is the father-in-law of Mr. Adams.  Mr. R. Linares purchased 250,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI Offering and ADGC Offering.  Bryant R. Linares, a former executive officer of both ADI and ADGC, and the second largest stockholder previously of both ADI and ADGC, purchased 1,000,000 shares of common stock of the Company as a former ADI stockholder in connection with the ADI Offering.  Mr. B. Linares is the brother-in-law of Mr. Adams.

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

Asset Purchases

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually and due and owing in full on September 1, 2012, plus the right for certain current and former stockholders of ADI to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share.  The Company has estimated the fair value of these subscription rights to be $0.69 per right, for a total of $11,040,000 for these rights.

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

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share  with the intent that ADI Offering be conducted substantially concurrently with the ADGC Offering.  The ADI Offering and the ADGC Offering began in June and have been substantially completed except for ongoing efforts relating to matching of ADI and ADGC records and subscription documents submitted to the Company.  As of September 30, 2012, the Company had issued 13,000,765 shares of common stock pursuant to the ADI/ADGC Stockholder Offering.  There remained on that date a maximum of 3,999,235 shares available to be issued as part of the ADI/ADGC Stockholder Offering.  As of November 6, 2012, a maximum of  3,277,035 shares remained available to be issued.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Manufacturing equipment was placed into service beginning July 1, 2012.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15.  We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

In connection with the evaluation described above and prior evaluations, the current management team identified material weaknesses in our internal control over financial reporting as of September 30, 2012, in the following areas:

•                  Lack of complete written documentation of our internal control policies and procedures.

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

In March of 2012, current management changed the Company’s outside counsel in an effort to improve the disclosure advice available to it.  To further remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2013:

•                  Adding one or more independent directors and establishing an audit committee.

•                  Refining our internal procedures, including our communication and data gathering processes in connection with period end financial disclosure and reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

As discussed in the Company’s Form 10-Q for the quarter ended June 30, 2012, on or about August 3, 2012, the Company was served with a complaint filed by a former shareholder of ADI against the Company, certain of its directors and certain related persons, for which the Company denies any liability. The complaint was dismissed voluntarily by the plaintiff without prejudice on September 14, 2012.

ITEM 1A.                                       RISK FACTORS

Not applicable (the Company is a smaller reporting company).

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending September 30, 2012, Company issued 2,040,000 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at unit price of $0.80 for total cash proceeds, net of fees, of $1,623,840.  The warrants are immediately exercisable and will automatically expire on the third anniversary of the issue date, as defined in the warrants.  The number of shares of common stock of the Company for which, and the price per share at which, a warrant is exercisable are subject to adjustment upon the occurrence of certain events, including, without limitation, a stock dividend, stock split, or a merger of the Company, as provided in the warrant.  The transfer of the warrant and the shares issued upon exercise of the warrant are subject to the transfer restrictions applicable to restricted securities, and the transfer of the warrants is further subject to a one-year restriction on the transfer of any warrant.

The offering and sale of the units has been conducted in reliance upon an exemption from registration provided for by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 (the “Securities Act”).  No form of general solicitation or general advertising was used by the Company, or any representative of the Company, in connection with the offer or sale of the units.  Each of the investors was an accredited investor.  The units, consisting of the shares and the warrants, have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirement.  The warrants and the shares of Company common stock sold in the offering are restricted securities, have been appropriately legended as such, and cannot be transferred unless they have been registered, or there is an exemption from registration, under applicable federal and state securities laws.

In June of 2012, the Company began conducting the ADI Offering and the ADGC Offering, pursuant to which certain current and former stockholders of ADI and ADGC that are accredited investors have the opportunity to acquire up to an aggregate of approximately 17 million shares of common stock of the Company for $0.01 per share.  The ADI Offering and the ADGC Offering began in June and have been substantially completed except for ongoing efforts relating to matching of ADI and ADGC records and subscription documents submitted to the Company.The offering and sale of the Company common stock pursuant to the ADI Offering and the ADGC Offering is being conducted in reliance upon an exemption from registration provided for by Rule 506 of Regulation D and Section 4(2) of the Securities Act.  No form of general solicitation or general advertising was used by the Company, or any representative of the Company, in connection with the offer or sale of the common stock.  Each of the purchasers in the offerings has represented or will represent that such purchaser is an accredited investor.  The shares of Company common stock to be sold have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirement.  The shares of Company common stock sold in the offering are restricted securities, have been appropriately legended as such, and cannot be transferred unless they have been registered, or there is an exemption from registration, under applicable federal and state securities laws.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

The following exhibits are filed as part of this Report:

10.1                        Amended and Restated Employment Agreement of Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012). (1)

10.2                        Amended and Restated Employment Agreement of Michael W. McMahon (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012). (1)

10.3                        Amended and Restated Employment Agreement of Charles G. Nichols (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012). (1)

10.4                        Change in Control Agreement of Joseph D. Lancia (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012). (1)

10.5                        Change in Control Agreement of Michael W. McMahon (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012). (1)

10.6                        Change in Control Agreement of Charles G. Nichols (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012). (1)

10.7                        Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012). (1)

31.01     Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.02     Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.01      Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101                           The following materials from the Quarterly Report on Form 10-Q of Scio Diamond Technology Corporation for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements. (2)

*                                     Filed herewith.

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

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: November 13, 2012	/s/ Joseph D. Lancia
By: Joseph D. Lancia
Its: President and Chief Executive Officer

Dated: November 13, 2012	/s/ Charles G. Nichols
By: Charles G. Nichols
Its: Chief Financial Officer