Form 10-Q
period 2012-12-31
Scio Diamond Technology Corp
filed 2013-02-14
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54529

SCIO DIAMOND TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	45-3849662
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

411 University Ridge Suite D

Greenville, SC 29601

(Address of principal executive offices, including zip code)

(864) 751-4880

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares of common stock, $0.001 par value, outstanding as of February 11, 2013 was 46,527,543

SCIO DIAMOND TECHNOLOGY CORPORATION

Special Note Regarding Forward-Looking Statements

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that reflect the views of the management of the Company with respect to certain future events. Forward-looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,203,013	$808,516
Accounts receivable, net	47,311	—
Inventory	300,305	2,502
Deposits for machinery and equipment	240,000	—
Prepaid expenses	40,297	23,295
Prepaid rent	23,050	—

Total current assets	1,853,976	834,313

Property, plant and equipment
Facility	869,176	145,301
Construction in progress	—	270,000
Manufacturing equipment	3,459,063	3,178,577
Other equipment	67,099	58,144
Total property, plant and equipment	4,395,338	3,652,022
Less accumulated depreciation	(321,788)	(3,397)
Net property, plant and equipment	4,073,550	3,648,625

Intangible assets, net	10,368,392	9,784,497
Prepaid rent, noncurrent	71,100	41,938
Other assets	13,800	13,800

TOTAL ASSETS	$16,380,818	$14,323,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$125,000
Accounts payable	282,918	66,080
Accounts payable - related parties	—	131,984
Customer deposits	54,302	—
Accrued expenses	622,161	400,437

Total current liabilities	959,381	723,501

Other liabilities	30,683	—

TOTAL LIABILITIES	990,064	723,501

Shareholders’ Equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 45,241,793 and 26,013,070 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	45,242	26,013
Additional paid-in capital	22,517,484	15,937,616
Accumulated deficit	(7,170,972)	(2,363,957)
Treasury stock, 1,000,000 and no shares, respectively	(1,000)	—

Total shareholders’ equity	15,390,754	13,599,672

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,380,818	$14,323,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended December 31, 2012 and 2011

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Revenue
Revenue, net of returns and allowances	$555,772	$—	$628,873	$—

Cost of goods sold
Cost of goods sold	605,754	—	818,646	—

Gross margin	(49,982)	—	(189,773)	—

General, administrative, and pre-operating expenses
Professional and consulting fees	471,088	574,294	1,220,301	1,081,446
Salaries and benefits	884,536	—	2,677,190	—
Rent, equipment lease and facilities expense	34,585	—	264,756	—
Marketing costs	9,680	6,499	33,623	17,649
Depreciation and amortization	166,726	—	173,200	—
Corporate general and administrative	121,355	66,832	260,693	88,494

Loss from operations	(1,737,952)	(647,625)	(4,819,536)	(1,187,589)

Other income (expense)
Interest income (expense)	—	(8,774)	(1,591)	(11,274)
Forgiveness of interest expense	14,112	—	14,112	—
Gain on restructuring	—	—	—	11,057

Net loss	$(1,723,840)	$(656,399)	$(4,807,015)	$(1,187,806)

Loss per share
Basic:
Weighted average number of shares outstanding	44,437,064	23,588,380	35,123,493	14,562,232
Loss per share	$(0.04)	$(0.03)	$(0.14)	$(0.08)
Fully diluted:
Weighted average number of shares outstanding	44,437,064	23,588,380	35,123,493	14,562,232
Loss per share	$(0.04)	$(0.03)	$(0.14)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

For period April 1, 2012 through December 31, 2012

(Unaudited)

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2012	26,013,070	26,013	15,937,616	—	—	(2,363,957)	13,599,672

Common stock issued for cash, net of fees, at $0.80 per share	4,891,250	4,891	3,868,286	—	—	—	3,873,177
Common stock issued for cash, net of fees, at $0.01 per share	14,337,473	14,338	156,603	—	—	—	170,941
Treasury stock acquired	—	—	1,000	(1,000,000)	(1,000)		—
Subscription rights issued for purchase of assets	—	—	790,000	—	—	—	790,000
Warrants issued in exchange for real property lease	––	––	39,000	––	––	––	39,000
Employee stock based compensation	—	—	1,724,979	—	—	—	1,724,979
Net loss for the nine months ended December 31, 2012	—	—	—	—	—	(4,807,015)	(4,807,015)

Balance, December 31, 2012	45,241,793	$45,242	$22,517,484	(1,000,000)	$(1,000)	$(7,170,972)	$15,390,754

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

CONDENSED STATEMENTS OF CASH FLOW

For the Nine Months ended December 31, 2012 and 2011

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2012	December 31, 2011

Cash flows from operating activities:
Net loss	$(4,807,015)	$(1,187,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474,497	—
Gain on restructuring	—	(11,057)
Expense for warrants issued in exchange for services	5,850	192,007
Employee stock based compensation	1,724,979	—
Changes in assets and liabilities:
Increase in accounts receivable	(47,311)	(45,830)
Increase in prepaid expenses and rent	(36,063)	—
Increase in inventory	(147,804)	—
Increase in accounts payable	84,853	1,342
Increase in customer deposits	54,302	—
Increase in accrued expenses	221,724	—
Increase in other liabilities	30,683	—

Net cash used in operating activities	(2,441,305)	(1,051,344)

Cash flows from investing activities:
Purchase of assets	—	(1,000,000)
Proceeds from disposal of property, plant and equipment	—	81,700
Deposits for property, plant and equipment	(240,000)	—
Purchase of property, plant and equipment	(743,316)	(52,503)

Net cash used in investing activities	(983,316)	(970,803)

Cash flows from financing activities
Services financed with a note payable	—	250,000
Proceeds from note payable - related party	—	9,000
Proceeds from stock subscriptions	—	—
Proceeds from sale of common stock - net of fees	4,044,118	4,351,123
Payments on notes payable	(225,000)	(1,125,000)

Net cash provided by financing activities	3,819,118	3,485,123

Change in cash and cash equivalents	394,497	1,462,976
Cash and cash equivalents, beginning of period	808,516	933

Cash and cash equivalents, end of period	$1,203,013	$1,463,909

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

Scio Diamond Technology Corporation

(Formerly Krossbow Holding Corp.)

CONDENSED STATEMENTS OF CASH FLOW

For the Nine Months ended December 31, 2012 and 2011 (Unaudited)

(Continued)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2012	December 31, 2011

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$100,000	$1,000,000
Purchase of assets funded through warrant issue	$—	$11,040,000
Warrants issued for real property lease	$39,000	$—
Purchase of assets funded through ADGC subscription rights	$790,000	$—
Common stock issued for purchase of trade name	$—	$260,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Scio Diamond Technology Corporation (referred to herein as the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada as Krossbow Holding Corp. on September 17, 2009.  The original business plan of the Company was focused on offsetting carbon dioxide (C02) emissions through the creation and protection of forest-based carbon “sinks.” The Company has since abandoned its original business plan and restructured its business to focus on man-made diamond technology development and commercialization.

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

Prior to October 1, 2012, the Company was a development stage company.  Developmental activities have ceased and planned principal operations have commenced.

Going Concern

The Company has generated very little revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, September 17, 2009, through December 31, 2012, the Company has accumulated losses of $6,910,972.

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

Accounting Basis

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012 and December 31, 2012 and the results of operations and cash flows for the three and nine month interim periods ended December 31, 2012 and 2011.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2012.

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

	December 31,
	2012	2011
Common stock options and warrants	10,428,764	—

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

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead.  The components of inventories are as follows:

	December 31, 2012	March 31, 2012
Raw materials and supplies	$45,681	$—
Work in process	152,334	—
Finished goods	102,290	2,502
	300,305	2,502
Inventory reserves	—	—
	$300,305	$2,502

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.  Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment.  Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of December 31, 2012.  For the quarter ended December 31, 2012 intangible assets in the amount of $6,395,923 were assigned to specific patents and considered placed in service due to their inherent nature in the Company’s manufacturing process.  These patents are being amortized over a period ranging from 6.75 years to 15.67 years.

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

In addition, GAAP requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  On August 31, 2011, the Company issued to certain current and former stockholders of Apollo Diamond Inc. (“ADI”) that were at that time accredited investors subscription rights valued at $11,040,000 for the purchase of ADI assets disclosed in Note 2 measured at fair value on a nonrecurring basis.  The fair value of the ADI subscription rights was determined based on an appraisal which used the Black-Scholes model whose assumptions were considered by management to be a Level 3 input. During June 2012, the Company issued to certain current and former stockholders of Apollo Diamond Gemstone Corporation (“ADGC”) that are accredited investors subscription rights valued at $790,000 for the purchase of ADGC assets disclosed in Note 2 measured at fair value on a nonrecurring basis.  The fair value of the ADGC subscription rights was determined using the Black-Scholes model whose assumptions were considered by management to be a Level 3 input.

As of December 31, 2012, the Company had 445,014 warrants outstanding with exercise prices of $0.70 per share. The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work and placement agent services, and in exchange for cash discounts on facility rent, and are valued at $0.52 per warrant using the Black-Scholes model.

The carrying value of cash and cash equivalents including restricted cash, accounts receivable, other assets and trade accounts payable approximates fair value due to the short-term nature of these instruments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we or our fabrication vendor has shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 is effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.  The adoption of this accounting standard did not have a material effect on the Company’s condensed unaudited financial statements.

In July 2012 the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard).  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment.  It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company will adopt this new standard in 2013 and the Company does not anticipate that its adoption will have a significant impact on its financial statements.

There are currently no other accounting standards that have been issued but not yet adopted by the Company that will have a significant impact on the Company’s financial position, results of operations or cash flows upon

NOTE 2 — ASSET PURCHASES

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and certain intellectual property related thereto.  The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually, plus the subscription rights for certain current and former stockholders of ADI that are accredited investors to acquire approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  The Company has estimated the fair value of these ADI subscription rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right.  At the date of the transaction, the fair value of the subscription rights was $11,040,000, and this amount was credited to additional paid-in capital. The fair value of the ADI subscription rights was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 1 year.  The promissory note from this asset purchase was settled in full in December 2012.

The following table reflects our purchase price allocation of the assets at the time of acquisition:

Machinery and equipment	$943,685
Reactors	2,311,818
In-process research and development	9,784,497
Total	$13,040,000

The Company completed a third-party valuation to determine the fair value of the assets acquired.  The final amounts allocated to the ADI assets acquired are based upon the results of that valuation appraisal.

On June 5, 2012, the Company acquired certain of the assets of ADGC (the “ADGC Asset Purchase”), consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the right for certain current and former stockholders of ADGC that were at the time accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that the ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC Stockholder Offering”).  The Company paid the $100,000 cash portion of the ADGC Asset Purchase during the month of December 2012.  The ADI/ADGC Stockholder Offering began in June and was substantially completed as of December 31, 2012.  The Company has estimated the fair value of such subscription rights to be $0.79 per right.  At the date of the transaction, the aggregate fair value of such subscription rights was $790,000, and this amount was credited to additional paid-in capital. The fair value of such rights to acquire shares of common stock of the Company was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 3 months.

The following table reflects our preliminary purchase price allocation of the assets:

Inventory	$150,000
In-process research and development	740,000
Total	$890,000

The Company is in the process of obtaining appraisals of the assets acquired and expects to adjust the purchase price allocation no later than March 31, 2013, as necessary.

During the three months ended December 31, 2012, the Company issued 1,336,708 shares of common stock pursuant to the ADI/ADGC Stockholder Offering and on that date the Company had issued 14,337,473 shares under the ADI and ADGC subscription rights.  On December 31, 2012 a maximum of 2,662,527 shares remained available to be issued as part of the ADI/ADGC Stockholder Offering.  The Company is in the process of matching ADI and ADGC records with subscription documents submitted by former ADI and ADGC shareholders and expects to be completed by March 31, 2013.  As of February 11, 2013 a total of 15,576,973 shares had been issued under these rights.

NOTE 3 — INTANGIBLE ASSETS

During the three months ended December 31, 2012, the Company evaluated its patent portfolio and allocated $6,359,924 of acquired in-process research and development to specific patents that are being used by the Company for its manufacturing operations. These patents were considered in service by the Company during the quarter and the values assigned are being amortized on a straight-line basis over the remaining effective lives of the patents.

Intangible assets consist of the following:

		December 31,	March 31,
	Life	2012	2012
Patents, net	6.75 – 15.67	6,203,817	—
In-process research and development	Indefinite	4,164,575	9,784,497

Total		$10,368,392	$9,784,497

Total amortization expense during the three and nine months ended December 31, 2012 was $156,106.  There was no amortization expense for the three months ended December 31, 2011.

Total annual amortization expense of intangible assets is estimated to be as follows:

Fiscal Year Ending
March 31, 2013	$312,213
March 31, 2014	624,426
March 31, 2015	624,426
March 31, 2016	624,426
March 31, 2017	624,426
Thereafter	$3,393,900

NOTE 4 — NOTES PAYABLE

In conjunction with the purchase of certain assets from ADI on August 31, 2011, the Company entered into a promissory note bearing interest at 4.00% annually.  The promissory note was paid in full during the month of December 2012.

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

During the three months ended September 30, 2011, the Company issued 18,717,570 shares of common stock.  On August 5, 2011, 3,200,000 shares were issued in a 2-for-1 forward split from Krossbow Holding Corp. shareholders.  As part of a private placement, 2,517,570 shares were issued at a price of $0.70 per share for total cash proceeds, net of fees, of $1,679,064.  13,000,000 shares were issued at a market value price of $0.02 per share to purchase the name “Scio Diamond Technology Corporation” (the “Scio name”) for a total purchase price of $260,000.  The Company purchased the Scio name from a privately-held Nevada corporation named Scio Diamond Technology Corporation (“Private Scio”).  The Company and Private Scio are entities under common control.  ASC 805-50-30-5 states that when accounting for a transfer of assets between entities under common control, the entity that receives the asset shall initially measure the recognized asset at the carrying amount in the accounts of the transferring entity at the date of the transfer.  As the Scio name acquired had no carrying value, the value of the shares given to purchase the Scio name were recorded as a deemed distribution so that the accounting basis of the Scio name remained at zero.  In addition, the Company issued 17 million subscription rights with an exercise price of $0.01 per share to certain current and former stockholders of ADI and ADGC as part of the ADI and ADGC asset purchases discussed in Note 2.

During the three months ended December 31, 2011, the Company issued 3,908,000 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $2,672,059.  In January 2012, the Company issued 1,875,500 shares of common stock at a price of $0.70 for total net cash proceeds of $94,499.

During the three months ending June 30, 2012, Company issued 2,538,750 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at a unit price of $0.80 for total net cash proceeds of $1,998,920.

During the three months ending September 30, 2012, Company issued 2,040,000 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at a unit price of $0.80 for total net cash proceeds of $1,624,257.

During the three months ended September 30, 2012, the Company issued 13,000,765 shares under the ADI and ADGC subscription rights.

During the three months ending December 31, 2012, Company issued 312,500 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at a unit price of $0.80 for total net cash proceeds of $250,000.

During the three months ended December 31, 2012, the Company issued 1,336,708 shares of common stock pursuant to the ADI/ADGC Stockholder Offering.

The Company had 45,241,793 shares of common stock issued and outstanding as of December 31, 2012 of which 1,000,000 were held in treasury.

As of December 31, 2012, the Company had 445,014 warrants outstanding with exercise prices of $.70 per share.  The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work and placement agent services, and in exchange for cash discounts on facility rent are valued at $.52 per warrant using the Black-Scholes model.

The assumptions used and the calculated fair value of the warrants issued is as follows:

Expected dividend yield	0.00%
Risk-free interest rate	1.04%
Expected life in years	5.00
Expected volatility	100%
Weighted average calculated value of warrants granted	$0.52

NOTE 6 — SHARE-BASED COMPENSATION

On November 30, 2012, the Company’s former Chief Executive Officer and former Chief Financial Officer resigned from the Company.  Pursuant to agreements entered into in connection with their respective resignations, an aggregate of 2,725,000 unvested and an aggregate of 1,400,000 vested stock options, for a total of 4,125,000 stock options, previously granted to these officers were forfeited.  The financial impact of these forfeitures is a reduction of stock based compensation of $221,719 during the three months ended December 31, 2012. In addition, the Chief Executive Officer surrendered 1,000,000 share of common stock with $0.001 par value to the Company, which are held in treasury.

On December 5, 2012, the Company granted to Stephen D. Kelley, its then newly-appointed Chief Executive Officer options to purchase a total of 3,200,000 shares of the Company’s stock at $1.01 per share, which was equal to the closing price on the date of the grant.  Of the 3,200,000 stock options, 600,000 stock options vested immediately upon employment and 2,600,000 stock options were to vest upon the achievement of specific management objectives including employment tenure, cumulative cash flow and cumulative revenue.  As of the date of grant, management of the Company anticipated that the average term of the options granted to Mr. Kelley would be five years, and the Company reserved a pool of shares to be issued upon exercise of such options.  Using the Black-Scholes option pricing model, management determined that the options issued on December 5, 2012 had a value of $0.75 per option on the date of the grant, and total compensation costs of $512,500 were recognized for certain of these options as of December 31, 2012.  Compensation expense for the remaining options would have been immediately recognized when management determined that the relevant objectives had become reasonably probable to occur.  As discussed below in Note 8, Mr. Kelley resigned from the Company effective January 24, 2013.  No options granted to Mr. Kelley had been exercised as of his date of resignation, and accordingly pursuant to his stock option award agreement, all his stock options were forfeited on that date.  The Company anticipates that $62,500 of the stock option expense recognized in the three months ending December 2012 will be reversed in the fiscal quarter ending March 31, 2013.

On December 14, 2012, the Company granted the four then existing members of its Board of Directors options to purchase a total of 250,000 shares of the Company’s stock as compensation for serving on the Board during 2012.  These options were fully vested on the date granted.  The grant price of $1.02 was equal to the closing price on the date of grant.  Using the Black-Scholes option pricing model, management has determined the options issued on December 14, 2012 had a value of $0.63 per option on the date of the grant.  Total compensation costs of $157,500 have been recognized for these options as of December 31, 2012.

For the three and nine months ended December 31, 2012 and 2011, the Company recognized $457,230 and $1,724,979 and $0 and $0, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

The assumptions used and the calculated fair value of the December 5, 2012 options are as follows:

Expected dividend yield	0.00%
Risk-free interest rate	.61%
Expected life in years	5.00
Expected volatility	100%
Weighted average calculated value of options granted	$0.75

The assumptions used and the calculated fair value of the December 14, 2012 options are as follows:

Expected dividend yield	0.00%
Risk-free interest rate	.34%
Expected life in years	3.00
Expected volatility	100%
Weighted average calculated value of options granted	$0.63

At December 31, 2012, unrecognized compensation cost related to non-vested awards was $2,095,326.  Of this amount $1,887,500 was related to options granted to Stephen D. Kelley, our former Chief Executive Officer.

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Options	Weighted Average Exercise Price

Options outstanding, September 30, 2012	5,767,500	$0.72
Granted	3,450,000	1.01
Exercised	—	—
Expired/cancelled	4,125,000.72
Options outstanding, December 31, 2012	5,092,500	$0.92

Options exercisable, December 31, 2012	1,768,500	$0.70

The intrinsic value of options outstanding and of options exercisable at December 31, 2012 was $543,275 and $317,255, respectively.

NOTE 7 — RELATED PARTIES

The Company incurred expenses of $30,410 and $86,433 for professional and consulting services provided by AdamsMonahan, LLP, a firm in which our board members, Edward S. Adams and Michael R. Monahan, are partners, for the three and nine months ended December 31, 2012, respectively.  For the three and nine months ended December 31, 2011, the Company did not incur expenses for professional and consulting services provided by AdamsMonahan, LLP.

On August 5, 2011, the Company executed the Scio Asset Purchase Agreement with Private Scio.  Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company.  Our directors Edward S. Adams and Michael R. Monahan were directors of Private Scio and Joseph D. Lancia, our former Chief Executive Officer, was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio.  At the time that the Scio Asset Purchase Agreement was executed, Mr. Adams and Mr. Monahan had control of the Company.  Mr. Adams and Mr. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, and Mr. Lancia acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

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

The ADI Offering and the ADGC Offering began in June 2012 and has been substantially completed at December 31, 2012 except for ongoing efforts relating to matching of ADI and ADGC records and subscription documents submitted to the Company.

NOTE 8 — SUBSEQUENT EVENTS

Our former Chief Executive Officer, Stephen D. Kelley, resigned from his office effective January 24, 2013.  None of the 3,200,000 stock options previously granted to Mr. Kelley had been exercised as of his date of resignation and all of the stock options previously granted to Mr. Kelley were forfeited under the terms of his stock option award agreement.  The Company anticipates that $62,500 of the stock option expense recognized in the three months ending December 2012 will be reversed in the fiscal quarter ending March 31, 2013.

On January 31, 2013, the Company executed an employment letter with its existing Chief Operating Officer under which he agreed to serve as the Company’s Chief Executive Officer effective February 1, 2013.  In connection with his appointment, Mr. McMahon was granted 1,500,000 stock options, of which 271,250 vested on February 1, 2013 and the remainder are to vest upon the achievement of specific objectives including employment tenure, cumulative cash flow and cumulative revenue.

END NOTES TO FINANCIALS

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report Form 10-Q contains forward-looking statements that reflect the views of the management of the Company with respect to certain future events. Forward-looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934.  Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, but are not limited to: (1) if the Company is not able to obtain further financing, its business operations may fail, (2) the Company has only started generating revenue and has not generated positive operating cash flow, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification increases the risks associated with its business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing its business, (4) the Company may not effectively execute its business plan or manage its potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has experienced substantial turnover of key management personnel and may not be able to attract and retain key management personnel to manage the Company or laboratory scientists to carry out its business operations, which could have a material adverse effect on its business, (7) the Company has expended time and resources in connection with the restatement of its financial statements and other disclosures and the Company may expend a substantial amount of time and in connection with responding to potential inquiries or legal actions by the Securities and Exchange Commission, stockholders or other parties, which may impair its ability to raise capital and to operate its business, (8) the Company’s revenues have derived primarily from a single customer and may continue to be concentrated in the future, and (9) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, including, without limitations described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2012.

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

GENERAL

Corporate History

We were incorporated on September 17, 2009 in the State of Nevada under the name Krossbow Holdings Corporation (“Krossbow”).  Krossbow’s original business plan was focused on offsetting carbon dioxide (CO2) emissions through the creation and protection of forest-based carbon “sinks.”  Krossbow planned to assess carbon resource potentials, prescribe and implement ecosystem restorations to develop those resources, and thereby generate carbon offset products.  However, we have since abandoned that original business plan and restructured our business to focus on man-made diamond technology development.  We decided to acquire existing technology and to seek to efficiently and effectively produce man-made diamond. In connection with this change in business purpose, Krossbow changed its name to Scio Diamond Technology Corporation to reflect its new business direction.

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

On August 5, 2011, the Company executed an Asset Purchase Agreement (the “Scio Asset Purchase Agreement”) with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”).  Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company.  Mr. Adams and Mr. Monahan were directors of Private Scio and our former Chief Executive Officer Joseph D. Lancia was an officer of Private Scio, and they owned 31.5%, 31.5%, and 15.4%, respectively, of Private Scio.  Mr. Adams and Mr. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, Mr. Lancia acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI.  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that were at the time accredited investors the right to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  Accordingly, the purchase price for the ADI assets was an aggregate of $2,000,000, in a combination of cash and a promissory note, plus the ADI subscription rights.

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

During the three months ended December 31, 2012, the Company issued 1,336,708 shares of common stock pursuant to the ADI/ADGC Stockholder Offering.  Cumulatively as of December 31, 2012, the Company has issued 14,337,473 shares under the ADI and ADGC subscription rights.  On December 31, 2012 there remained a maximum of 2,662,527 shares available to be issued as part of the ADI/ADGC Stockholder Offering.  The Company is in the process of finalizing the matching of ADI and ADGC records with subscription documents submitted by hundreds of former ADI and ADGC shareholders and expects this process to be completed by March 31, 2013.  As of February 11, 2013, a total of 15,576,973 shares had been issued under these rights.

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

As of September 30, 2012, the Company had begun generating limited revenue from the sale of diamond materials.   On July 24, 2012, the Company announced that it had signed a purchase order with an international supplier of precision diamond cutting tool products pursuant to which the Company is providing Chemical Vapor Disposition (“CVD”) single crystal diamond in specified wafer sizes.  Through December 31, 2012, the Company sold approximately $615,000 of product under this purchase order.  Under certain circumstances and depending upon, among other things, ongoing demand as estimated by the end product manufacturer, this agreement could produce aggregate sales by the Company of up to an estimated $5,000,000 during the first 24 months of the order.

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

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended December 31, 2012 Compared to the Three and Nine Month Periods Ended December 31, 2011

During the three month period ended December 31, 2012, we recorded net revenue of $555,772, compared to $0 in revenue during the three months ended December 31, 2011.  During the nine month period ended December 31, 2012, we recorded net revenue of $628,873, compared to $0 in net revenue for the nine months ended December 31, 2011.  The increase in revenue is primarily due to the Company’s initiation of production and sales activities.

Our net loss for the three month period ended December 31, 2012 was $1,723,840, compared to a net loss of $656,399 during the three months ended December 31, 2011.  Our net loss for the nine month period ended December 31, 2012 was $4,807,015, compared to a net loss of $1,187,806 during the nine months ended December 31, 2011.

During the three month period ended December 31, 2012, we incurred total operating expenses of $2,293,724, compared to total operating expenses of $647,625 during the three months ended December 31, 2011.  During the nine month period ended December 31, 2012, we incurred total operating expenses of $5,448,409, compared to total operation expenses of $1,187,589 during the nine months ended December 31, 2011.  The increase in expenses is primarily due to the Company’s initiation of production activities as well as compensation expense related to option issuances and executive severance pay.  We incurred salary and benefit expense including direct labor costs recorded in cost of goods sold of $976,837 during the three months ended December 31, 2012 and $2,816,653 during the nine months ended December 31, 2012, which the three and nine month amount included $457,230 and $1,715,399, respectively, of compensation expense related to option issuances and $265,803 of severance expense for both periods ended.  We also incurred $471,088 and $1,220,301 in professional and consulting fees during the three and nine month periods, respectively, including litigation defense costs of approximately $21,119 and $258,610 for the three and nine months ended December 31, 2012, compared to $574,294 and $1,081,446 in professional and consulting fees during the three months and nine months ended December 31, 2011.  With production and sales of manufactured products continuing, we had cost of goods sold expense of $605,754 during the three month period and $818,646 for the nine months ended December 31, 2012.

Depreciation expense of $152,380 and $307,147 was recorded in cost of goods sold during the three and nine months ended December 31, 2012, respectively.  No depreciation expense was recorded in cost of goods sold in prior periods.

We have generated limited revenue to offset our expenses, and so we have incurred net losses.  Our net loss per share for the three month period ended December 31, 2012 was ($0.04) per share, compared to a net loss per share of ($0.03) for the three months ended December 31, 2011.   The weighted average number of shares outstanding was 44,437,064 and 23,588,380, respectively, for the three month periods ended December 31, 2012 and 2011.

Our net loss per share for the nine month period ended December 31, 2012 was ($0.14) per share, compared to a net loss per share of ($0.08) for the nine months ended December 31, 2011.   The weighted average number of shares outstanding was 35,123,493 and 14,562,232, respectively, for the nine month periods ended December 31, 2012 and 2011.

FINANCIAL CONDITION

At December 31, 2012, we had total assets of $16,380,818, compared to total assets of $14,323,173 at March 31, 2012.  This increase in assets was primarily related to the purchase of assets from ADGC.  We had cash of $1,203,013 at December 31, 2012 compared to cash of $808,516 at March 31, 2012.

Total liabilities at December 31, 2012 were $990,064, compared to total liabilities of $723,501 at March 31, 2012.  Total liabilities at December 31, 2012 were comprised primarily of accounts payable and accrued expenses.

Total shareholders’ equity was $15,390,754 at December 31, 2012, compared to $13,599,672 at March 31, 2012.  Shareholders’ equity increased $4,044,118 during the period primarily due to capital raised through private placement of common stock.  Other components of the increase in shareholders’ equity included the grants of incentive stock options to employees of $1,724,979, subscription right issuance related to the ADGC asset purchase of $790,000, and warrants issued in exchange for real property lease of $39,000.  Offsetting these increases is a net loss of $4,807,015 for the period.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2012, net cash flows used in operating activities were $2,441,305 consisting primarily of a net loss of $4,807,015 offset by non-cash stock option issuance of $1,724,979, compared to net cash flows used in operating activities for the nine months ended December 31, 2011 of $1,051,344.  The reason for this increase in cash used in operating activities is the Company’s commencement of operations and production activities.

Investing Activities

For the nine month period ended December 31, 2012, net cash flows used in investing activities were $983,316, consisting of the purchase of and deposits on property, plant and equipment.  Net cash flows used in investing activities were $970,803 for the nine months ended December 31, 2011.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity or debt securities.  For the nine month periods ended December 31, 2012 and December 31, 2011, we generated $3,819,118 and $3,485,123, respectively, from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenue from sales and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing cash and revenues are expected to be adequate to fund our operations over the next two fiscal quarters through June 30, 2013. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of sales of our common stock and warrants to acquire common stock.

Since June 30, 2012, the Company achieved specified performance milestones that triggered the funding of $1,100,000 in net proceeds under subscription agreements that were entered into in May of 2012 with respect to the sale of units, each unit consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at a unit price of $0.80.  A total of 1,375,000 units were issued in connection with this performance-milestone-related funding, which represented the final commitment to acquire units under certain subscription agreements.  In addition to the foregoing, since June 30, 2012 and up to December 31, 2012, the Company has sold an additional 2,352,500 units for aggregate net proceeds of $1,874,257.

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

MATERIAL COMMITMENTS AND ARRANGEMENTS

As described above, on August 31, 2011 the Company acquired certain assets of ADI, consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI.  The promissory note was paid in full during the month of December 2012.  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the right to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share of which approximately 14,659,996 have been issued at February 11, 2013.

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the right for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share of which approximately 916,977 have been issued at February 11, 2013.

The ADI Offering and the ADGC Offering began in June and has been substantially completed except for ongoing efforts relating to matching of ADI and ADGC records and subscription documents submitted to the Company.  The Company expects to complete this process by March 31, 2013.

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

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share  with the intent that ADI Offering be conducted substantially concurrently with the ADGC Offering.  The ADI Offering and the ADGC Offering began in June and have been substantially completed except for ongoing efforts relating to matching of ADI and ADGC records and subscription documents submitted to the Company.  As of December 31, 2012, the Company had issued 14,337,473 shares of common stock pursuant to the ADI/ADGC Stockholder Offering.  There remained on December 31, 2012, a maximum of 2,662,527 shares available to be issued as part of the ADI/ADGC Stockholder Offering.  As of February 11, 2013, a maximum of 1,423,027 shares remained available to be issued.

The following table reflects our preliminary purchase price allocation of the assets:

Inventory	$150,000
In-process research and development	740,000
Total	$890,000

The Company is in the process of obtaining appraisals of the assets acquired and expects to adjust the purchase price allocation no later than March 31, 2013, as necessary.

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

After initial recognition, tangible assets acquired that are used in commercialization activities are accounted for in accordance with their nature.  FASB ASC 360 requires that these assets be classified as indefinite-lived until the completion or abandonment of the associated commercialization efforts, at which time the asset would be considered to be placed in service and the entity would determine the assets’ appropriate useful lives.  In consideration thereof, we believe that the useful life of the reactors (the primary tangible assets) is indefinite until such time as the production and effective commercialization of the production of the reactors (lab-grown diamond) occurs or is more definite. The mechanical components of the reactors have relatively long lives, upwards of ten (10) years, but the capacity limitations of the reactors may render them obsolete from an efficiency perspective as technology in the industry continues to evolve. We, therefore, plan to reassess or re-determine the useful lives of such assets on an annual basis. The lives of the remainder of the tangible assets will be considered based on their technological and functional obsolescence and depreciated accordingly once they are placed in service.

Intangible Assets

Intangible assets, such as acquired in-process research and development “IPRD” costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.  Management’s estimate of useful life of any patents when placed in service is a critical judgment.  Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment.  Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of December 31, 2012.

During the quarter December 31, 2012, management of the Company conducted a strategic review of its intellectual property portfolio and determined that a substantial portion of the portfolio should be considered for placement in service due to the inherent value of the patents to the on-going manufacturing operations.  As a result, intangible assets in the amount of $6,395,923 previously classified as IPRD were assigned to specific patents and considered placed in service.  These patents are being amortized over a period ranging from 6.75 years to 15.67 years corresponding to their remaining life.

The Company continues to classify the remaing patent portfolio as IPRD and believes that the IPRD has alternative future uses.  At such time that production begins and commercialization of this portion of the intellectual property portfolio begins, then the, segmentation  and bifurcation of the remaining IPRD asset to finite-lived commercialized intellectual property assets will be considered.  Applicable accounting guidance requires an indefinite life for IPRD assets until such time as the commercialization can be reasonably estimated at which time the assets will be available for their intended use.  At such time as those requirements are met, we believe that consideration of the legal life of the intellectual property protection should be of considerable importance in determining the useful life.  Upon commercialization and determination of the useful life of the intellectual property assets, consideration will be given to the eventual expiration of the intellectual property rights underlying certain critical aspects of our manufacturing process.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15 as of December 31, 2012, the end of the period covered by this report.  We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

In connection with the evaluation described above and prior evaluations, the current management team identified material weaknesses in our internal control over financial reporting as of December 31, 2012, in the following areas:

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

In addition, in March  2012, we changed outside legal counsel in an effort to improve the disclosure advice available to us.  To further remediate our identified weaknesses, our goal was to implement the following changes during our fiscal year ending March 31, 2013:

•                  Adding one or more independent directors and establishing an audit committee.

•                  Refining our internal procedures, including our communication and data gathering processes in connection with period end financial disclosure and reporting.

During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above, nor have we succeeded in implementing the goals set forth above, largely due to internal turnover in the ranks of our executive officers, including our former Chief Executive Officer and Chief Financial Officer, who resigned on November 30, 2012.  We are in the process of taking steps to enhance and improve the design of our internal control over financial reporting, and we plan to take additional steps during our fiscal quarter ending March 31, 2013, continuing into our fiscal year ending March 31, 2014.

Changes in Internal Control over Financial Reporting

Other than as discussed above in connection with ongoing remediation efforts, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None

ITEM 1A.             RISK FACTORS

Not applicable (the Company is a smaller reporting company).

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending December 31, 2012, Company issued 312,500 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at unit price of $0.80 for total cash proceeds, net of fees, of $0.  The warrants are immediately exercisable and will automatically expire on the third anniversary of the issue date, as defined in the warrants.  The number of shares of common stock of the Company for which, and the price per share at which, a warrant is exercisable are subject to adjustment upon the occurrence of certain events, including, without limitation, a stock dividend, stock split, or a merger of the Company, as provided in the warrant.  The transfer of the warrant and the shares issued upon exercise of the warrant are subject to the transfer restrictions applicable to restricted securities, and the transfer of the warrants is further subject to a one-year restriction on the transfer of any warrant.

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

In June of 2012, the Company began conducting the ADI Offering and the ADGC Offering, pursuant to which certain current and former stockholders of ADI and ADGC that are accredited investors have the opportunity to acquire up to an aggregate of approximately 17 million shares of common stock of the Company for $0.01 per share.  The ADI Offering and the ADGC Offering began in June and have been substantially completed except for ongoing efforts relating to matching of ADI and ADGC records and subscription documents submitted to the Company. The offering and sale of the Company common stock pursuant to the ADI Offering and the ADGC Offering is being conducted in reliance upon an exemption from registration provided for by Rule 506 of Regulation D and Section 4(2) of the Securities Act.  No form of general solicitation or general advertising was used by the Company, or any representative of the Company, in connection with the offer or sale of the common stock.  Each of the purchasers in the offerings has represented that such purchaser is an accredited investor.  The shares of Company common stock to be sold have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirement.  The shares of Company common stock sold in the offering are restricted securities, have been appropriately legended as such, and cannot be transferred unless they have been registered, or there is an exemption from registration, under applicable federal and state securities laws.  During the three months ended December 31, 2012, the Company issued 1,336,708 shares of common stock pursuant to the ADI/ADGC Stockholder Offering.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed as part of this Report:

10.1                        Agreement of Separation, Waiver, and Release of Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 7, 2012).

10.2                        Agreement of Separation, Waiver, and Mutual Release of Charles G. Nichols (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on December 7, 2012).

10.3                        Employment Letter Agreement of Stephen D. Kelley (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on December 7, 2012).

10.4                        Employment Letter with Michael McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission  on February 4, 2012).

10.5                        Scio Diamond Technology Corp. 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission  on February 4, 2012).

10.6                        Form of Stock Option Grant Agreement (Non-Qualified Stock Option) (for Non-Employee Directors).

31.01                 Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.02                 Rule 13a-14(a) Certification of the Interim Chief Financial Officer.*

32.01                 Section 1350 Certifications of the Chief Executive Officer and Interim Chief Financial Officer.*

101                           The following materials from the Quarterly Report on Form 10-Q of Scio Diamond Technology Corporation for the quarter ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements.

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: February 14, 2013	/s/ Michael McMahon
	By:	Michael McMahon
	Its:	Chief Executive Officer

Dated: February 14, 2013	/s/ Jonathan M. Pfohl
	By:	Jonathan M. Pfohl
	Its:	Interim Chief Financial Officer