Form 10-K
period 2013-03-31
Scio Diamond Technology Corp
filed 2013-06-28
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 332.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price of the registrant’s common stock on that date, was approximately $72,656,462.

The number of shares of common stock outstanding as of June 17, 2013, $0.001 par value, was 49,264,312.

i

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) if the Company is not able to obtain further financing required for continuing operations, marketing, product development and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the market for lab-grown diamond may not develop as anticipated, (8) competition may adversely affect our business and (9) the Company may expend a substantial amount of time and resources in connection with potential inquiries or legal actions in connection with the restatement of its financial statements and its filings with the Securities and Exchange Commission (“SEC”) or otherwise, which may impair the Company’s ability to raise capital and to operate its business.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. You are also urged to review and consider carefully the various disclosures made hereafter by the Company from time to time with its SEC filings.

PART I

ITEM 1.  BUSINESS

Corporate History

We were incorporated on September 17, 2009 in the State of Nevada under the name Krossbow Holdings Corporation (“Krossbow”). Krossbow’s original business plan was focused on offsetting carbon dioxide (“C02”) emissions through the creation and protection of forest-based carbon “sinks.” Krossbow planned to assess carbon resource potentials, prescribe and implement ecosystem restorations to develop those resources, and thereby generate carbon offset products. However, we have since abandoned that original business plan and restructured our business to focus on man-made diamond technology development. We decided to acquire existing technology and to seek to efficiently and effectively produce man-made diamond. In connection with this change in business purpose, Krossbow acquired the rights to use and changed its name to Scio Diamond Technology Corporation (the “Company”), to reflect its new business direction.

On August 5, 2011, Edward S. Adams and Michael R. Monahan, both of whom now serve on the Company’s Board of Directors, acquired control of the Company through the purchase of 2,000,000 shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time, in accordance with a common stock purchase agreement among Mr. Kropp, Mr. Adams and Mr. Monahan. Concurrent with the execution of the stock purchase agreement, Mr. Kropp resigned from all positions with Krossbow, including, but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

On August 5, 2011, the Company executed an Asset Purchase Agreement (the “Scio Asset Purchase Agreement”) with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”). Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company. Mr. Adams and Mr. Monahan were directors of Private Scio, and Joseph D. Lancia, our former President and Chief Executive Officer, was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio. Edward S. Adams and Michael R. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, and Joseph D. Lancia, our former Chief Executive Officer, acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date. This promissory note was paid in full as of March 31, 2013.  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the opportunity to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).  Both Mr. Adams, in an executive role, and Mr. Monahan previously served in various capacities with ADI through early 2011.

On June 5, 2012, the Company acquired substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”) (the “ADGC Asset Purchase”), consisting primarily of lab-grown diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that the ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC Stockholder Offering”).  Mr. Adams and Mr. Monahan served in various capacities with ADGC through early 2011.

The ADI/ADGC Stockholder Offering was completed in March, 2013 and resulted in the issuance of an aggregate of 16,766,773 shares of the Company’s common stock.

In December, 2011 the Company began a build-out of its Greenville, South Carolina production facility. Construction was largely completed in March 2012 and equipment was moved from ADI’s former facility in

Massachusetts to South Carolina over the first calendar quarter of 2012. The Company began initial production with ten diamond growing machines in July 2012.

Our Business

General

The Company is first and foremost a materials company that has developed proprietary technology through which high quality single crystal diamond materials are produced through a chemical vapor deposition (“CVD”) process (the “Diamond Technology”).  The Company’s primary mission is the development of profitable and sustainable commercial production of its diamond materials, which are suitable for known, emerging and anticipated industrial, technology and consumer applications. The Company intends to pursue progressive development of its core diamond materials technologies and related intellectual property that the Company hopes will evolve into product opportunities across various applications. We believe these opportunities may be monetized though a combination of end product sales, joint ventures and licensing arrangements with third parties, and through continued development of intellectual property. Anticipated application opportunities for the Company’s diamond materials include the following: precision cutting devices, diamond gemstone jewelry, power switches, semiconductor processors, optoelectronics, geosciences, water purification, and MRI and other medical science technology.

Prior to October 1, 2012, the Company was a development stage company. Developmental activities have ceased and the Company commenced producing diamond materials in July 2012.  The Company began generating limited revenue from the sale of diamond materials as of September 30, 2012.  Less than one year into production, the Company is already in the initial phases of commercializing the Diamond Technology and its goal is to become a preferred manufacturer of single crystal diamond and a leading global supplier of diamond materials for multiple applications. The Company hopes to further shape the evolution of various markets for its product and to leverage the technical foundation of the Diamond Technology by expanding into strategic partnerships with select industry leaders with distribution channels already in place to capture high value application opportunities.

As of March 31, 2013, nearly all of the Company’s production capacity had been sold for use in precision cutting devices.  As of March 31, 2013 we had generated $881,748 in cumulative net revenue from sales of our diamond materials. To date, most of our product has been sold overseas and 100% of these sales have been to external customers.

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

The core Diamond Technology that was acquired by the Company is based on a CVD diamond growth system. Diamond wafers produced through the Diamond Technology CVD process have been shown to be exceptionally pure (nitrogen content < 10 ppb), and possess low levels of structural defects. Advances in this technology have dramatically improved the quality, and lowered the cost of high-quality diamond, resulting in new applications of diamond in electronics, optics, high power devices and quantum computing.

The Diamond Technology provides a materials production platform and is supported by intellectual property, including trade secrets, 31 issued and allowed patents (23 in the United States and 8 in foreign jurisdictions), and approximately 26 pending domestic and foreign patents.

Our Diamond Technology utilizes CVD growth technology to produce diamond crystals. This technology utilizes a highly scalable manufacturing process for producing large size, high-quality diamond crystals at a low cost. Unlike the high-pressure, high-temperature (“HPHT”) process, the Diamond Technology process allows for concurrent production of multiple diamond crystals.

At March 31, 2013, we are growing an average of fifty-seven (57) crystals per growth run per diamond grower machine and averaging over three (3) growth runs per month. Our average finished rough diamond crystal is approximately 1.30 carats. The Company’s diamond crystals are grown on small slices of diamond called “seeds” that the Company either grows internally or acquires from third parties.  At March 31, 2013 the Company was utilizing 4 mm by 4 mm seeds and we have been working towards utilizing larger seeds.  If we are able to develop seeds that are at least 7 mm by 7 mm, we believe utilization of these seeds would allow us to increase our production by approximately fifty percent as compared to our production level as of March 31, 2013.

In addition, during March, 2013 we commenced designing and planning for utilization of even larger seeds than 7 mm by 7 mm.  We expect to develop these larger seeds in the second half of fiscal 2014, which we estimate will enable us to increase our production by approximately forty percent as compared to our anticipated production level with 7 mm x 7 mm seeds.  This “seed” size scaling, together with continued process improvement, is expected to yield up to a 210% cumulative increase in production capacity over the next 18 months, as compared to our production level as of March 31, 2013.

In addition to the planned utilization of larger “seeds,” our process can also be scaled through larger capacity diamond growing machines that we believe will enable us to increase our production by another fifty percent over the anticipated production with maximum seed size scaling.  In order to move to a larger diamond growth platform we will need to successfully invest in research and development of the growth platform.  We estimate the cost to develop this larger diamond growth platform between $1,000,000 and $2,000,000.  We anticipate that we will be in a position to utilize larger growing platforms by the end of fiscal 2014 provided we are able to obtain sufficient funding.

Finally, we expect that as we increase our production levels, our production costs per carat will actually decrease due to economies of scale.

Facilities

The Company’s production facility is located in Greenville, South Carolina.  This facility, covering 9,470 square feet of leased space including both our headquarters and our production facility, was substantially completed and ready for production as of June 30, 2012. Ten of the production reactors purchased from ADI were installed in the facility and are currently operating, and the Company has the ability to add between twenty and thirty additional diamond production reactors at the Greenville facility through an expansion of our leased space.  The Company has an additional facility consisting of approximately 4,872 square feet located in Hudson, Massachusetts which is used for research and development and storage.

Products and Markets

The current market for laboratory-grown diamond remains largely unknown and uncertain.  Sales of laboratory-grown diamond into the gemstone market are thought to be very small currently.  The industrial market for these products is more developed, but it is diffused globally and the Company is unable to reliably estimate its size or breadth.

In addition to the precision cutting market and opportunities for the Company in the diamond gemstone market, we will continue to explore other opportunities for our diamond materials through applications where the unique properties of diamond may be desirable and advantageous, including: alternative energy, optoelectronics, communications, biotechnology, water treatment, quantum computing and the diamond device arenas.

Competitive factors that will influence the market for our products include product quality, consistency of supply and price. We believe that we will be able to compete on the basis of these factors. We believe that we will be able to reliably and efficiently produce lab-grown diamond possessing substantially the same qualities and characteristics of their mined diamond counterparts. The chart below shows a comparison of selected characteristics of lab-grown diamond and high-quality earth-mined diamond.

Comparison of Lab-Grown Diamond and Earth-Mined Diamond: Selected Characteristics

Diamond Characteristic	Lab-Grown Diamond	High-Quality Diamond	Earth-Mined Material Differences

Color	Colorless, near colorless, and fancy colors	Varies	None
Clarity	IF-VVS — VS-SI, etc.	Varies	None (a)
Size	Varies	Varies	None (a)
Color Zoning	None	None	None
Metallic Inclusions	None	None	None
Zoned Fluorescence	None	None	None
Artifacts	None	None	None
Magnetism	None	None	None
Extreme Hardness	90 GPa	90 GPa	None
Thermal Conductivity	>2 x 10 [3] W/m/K	2 x 10 [3] W/m/K	None (a)
Thermal Expansion	0.8 x 10 -6 K	0.8 x 10 -6 K	None
Optical Transparency	Deep UV to far IR	Deep UV to far IR	None (a)
Electrical Resistivity	10 [16] Ohm-cm	10 [16] Ohm-cm	None (a)
Compressibility	8.3 x 10 -13 m 2 /N	8.3 x 10 -13 m 2 /N	None
Bulk Modulus	1.2 x 10 [12] N/m [2]	1.2 x 10 [12] N/m [2]	None

(a)                                 Lab-grown diamond may be superior to earth-mined diamond in these categories because of its high purity and crystal perfection.

Gemstones

Within the gemstone industry, our single-crystal diamond can be used in jewelry products requiring the highest quality gemstones and can be regularly grown in matched color sets ranging in polished sizes from 5-points (0.05 carats) to over 1.50 carats. Our diamond may be well suited for jewelry featuring matching diamond of various sizes, clarities and colors, diamond engagement rings, and fashion jewelry. The potential consistency and other potential characteristics of lab-grown diamond gemstones grown using the Diamond Technology may provide advantages over their mined counterparts in areas that matter to jewelers, jewelry manufacturers and consumers, with potential characteristics such as:

•                                          Equal quality and brilliance of diamond product;

•                                          Matched sizes, colors and clarities (particularly in goods ranging in sizes from 0.05 - 0.50 carats);

•                                          Consistency of diamond finish due to high quality;

•                                          Opportunity for color palette of diamond gemstones; and

•                                          Lack of negative issues related to the environmental and social concerns.

We will seek to establish and maintain market acceptance through consumer education and industry cooperation. We intend to require laser marking of lab-grown diamond grown using the Diamond Technology (without compromising aesthetics) in order to brand and instill confidence in the consumer and the market as well as to differentiate our lab-grown diamond from earth-mined diamond. We intend to educate retailers and consumers on the physical properties of the Company’s lab-grown diamond as compared to mined diamond and quality of the Company’s lab-grown diamond.

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

Industrial diamonds already comprise what we estimate is a $1 billion-plus market per year, but consist of low-quality diamonds that have primarily been utilized in rudimentary cutting and polishing devices. These diamond materials are largely in the form of diamond grit and diamond dust. Through the introduction of higher-quality relatively large diamond materials, substantial growth is anticipated for the industrial diamond market. As previously noted, we have initially experienced this in precision cutting devices.

The diamond and diamond-like materials historically used in the development of these non-gem applications have various limitations that have formerly impeded progress in optoelectronics and other technology applications. As our production volume increases and manufacturing costs continue to decrease, we anticipate that our diamond materials will provide a viable and potentially economically preferred alternative for many of these highly-valued electronic, optical and industrial applications.

In order to more fully explore the opportunities discussed above, we intend to continue current production of our high quality diamond materials and to pursue related commercial opportunities. Currently, we intend to continue to explore opportunities in the precision cutting devices market while concurrently seeking opportunities for our lab-grown diamond gemstones.

The Industry and Competition

Our lab-grown diamond gemstones and diamond materials for use in industrial applications face competition from established producers and sellers of mined diamond, including companies such as De Beers, and other known and current and potential future manufacturers of lab-grown diamond. Our competitors include large multi-national gemstone diamond companies as well as start-up and development-stage gemstone diamond and technology companies, some of whom we may not be aware.  Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company.  Many of our competitors may be able to devote substantially greater resources to promotion and systems development than we can.  Barriers to developing competitive technology in our market may not be sufficient to prevent competitors from entering the industry, and current and new competitors may be able to develop competing diamond at a relatively low cost.  We believe that our success will depend heavily upon whether we can achieve significant market acceptance before our potential competitors are able to introduce broadly accepted competitive products.

Companies that produce lab-grown diamond and who may compete with the Company in one or more of its markets include Element Six (South Africa), a privately held subsidiary of De Beers, General Electric, AOTC Group NV (Netherlands), Gemesis/IIa Technologies (USA, Singapore & Malaysia), Washington Diamond/Carnegie Institute, Sumitomo Electric Industries, Ltd. and Cornes Technologies (Japan). Other companies could seek to introduce lab-grown diamond or other competing diamond or to develop competing processes for production of lab-grown diamond and diamond materials. We believe that competition will increase as demand for diamond materials increases for use in industrial and technology applications and as lab-grown diamonds continue to gain market acceptance.

Raw Materials

The principal raw materials used in the manufacture of our products are diamond seeds and certified high purity bottled gases. Certain diamond seeds are purchased from other diamond material producers, but the Company maintains its primary seed inventory through its self-sustaining seed production. Seeds are re-used through multiple production runs.

Our manufacturing process is dependent upon large amounts of electrical power delivered on an uninterrupted basis. The Company has worked with the local electric utility, a Fortune 200 company, to build and operate equipment at its manufacturing site that will meet its needs. This equipment is provided to the Company on a long-term operating lease, which includes warranty, maintenance, and the delivery of electrical power at attractive per kilowatt/hour rates.

Customers

In July 2012 the Company began to produce diamond material and entered into a purchase order with an international supplier of precision diamond cutting tools pursuant to which the Company has been providing CVD single crystal diamond in specified wafer sizes.  Through March 31, 2012 the Company was largely dependent on this single customer relationship.  At March 31, 2012, the Company had largely fulfilled its initial purchase order with this customer and was aggressively looking to expand its customer base.

If we continue to reliably manufacture diamond products and begin to implement high-volume commercial operations, we anticipate that we will experience increased demand for our products both domestically and internationally, given the potential demand for diamond, the variety of potential uses for these products in gemstone, high tech applications, alternative energy technologies, and defense technologies.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At March 31, 2013, we held the following number of patents:

Jurisdiction	No. of Patents
United States	23
Foreign	8
Total	31

These patents have various lives based on the date of issue.  Expiration of individual patents is expected to occur between 2019 and 2028.

Our research and development staff will continue efforts to develop proprietary manufacturing processes and equipment designed to enhance our manufacturing facilities and reduce costs.

We also own various trademarks and trade secrets that we acquired from ADI and ADGC.

Distribution

Through March 31, 2013 the Company has had a limited number of customers.  The Company has distributed its products directly to these customers without using intermediaries or distributors.

Government Regulations

Laboratory technology activities are subject to various federal, state, foreign and local laws and regulations, which govern research, lab development, taxes, labor standards, occupational health, and waste disposal, protection of the environment, mine safety, hazardous substances and several other matters. We believe that we are in compliance in all material respects with applicable technology, health, safety and environmental statutes and the regulations promulgated by the relevant jurisdictions. Currently, there are no costs associated with our compliance with such regulations and laws.  Certain federal and state laws and regulations govern the testing, creation and sale of the types of diamond we intend to produce. The United States Federal Trade Commission (“FTC”) and other comparable regulatory authorities in the United States and in foreign countries may extensively and rigorously regulate our lab-grown diamond, product development activities and manufacturing processes. In the United States, the FTC regulates the introduction and labeling of gemstone diamond. We may be required to:

•                                          Obtain clearance before we can market and sell our lab-grown diamond;

•                                          Satisfy content requirements applicable to our labeling, sales and promotional materials;

•                                          Comply with manufacturing and reporting requirements; and

•                                          Undergo rigorous inspections.

The process of obtaining marketing clearance for new gemstone diamond from the FTC may prove costly and time consuming. The FTC has neither approved nor prohibited the use of the term “cultured” to describe the diamond the Company intends to sell as gemstones. However, in December 2006, the Jewelers’ Vigilance Committee submitted a petition (the “Petition”) to the FTC seeking amendment to the Guides for the Jewelry, Precious Metals, and Pewter Industries, 16 C.F.R. Part 23 (“Guides”) to include the term “cultured” as a proscribed term to describe laboratory-created diamond. By opinion, dated July 21, 2008, the FTC denied the Petition finding it did not demonstrate that the use of the term “cultured” to describe laboratory-created diamond, when qualified by one of the terms provided in the Guides, is deceptive or unfair and declined to amend the Guides as requested by the Petition. The Company has not procured FTC clearance, and the FTC has not precluded the Company from selling diamond produced using the Diamond Technology. FTC has the power to restrict the offer and sale of diamond that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to the type, kind, quality, character, value, origin or other characteristics of a diamond gemstone. Under current guidelines issued by the FTC, the Company is permitted to market its diamond gemstones as “Scio-created,” “lab-created diamond”, “laboratory created diamond,” “laboratory grown diamond” or “cultured” so long as that term is accompanied by any of the foregoing and such designations may inhibit marketing descriptions that are more favorable to creating consumer demand. We may come under close scrutiny by governmental agencies and industry testing organizations and also by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our lab-grown diamond. If our production or marketing is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to produce and market our lab-grown diamond as “cultured diamond”, “lab-created diamond”, or otherwise as a mined diamond alternative, our business, operating results and financial condition could be materially adversely affected.

Our lab-grown diamond must also comply with similar laws and regulations of foreign countries in which we market such diamond. In general, the extent and complexity of gemstone diamond regulation is increasing worldwide. This trend may continue, and the cost and time required to obtain marketing clearance in any given country may increase as a result. Should it prove necessary, there can be no assurances that our lab-grown diamond will obtain any necessary foreign clearances on a timely basis, or at all.

Federal, state, local and foreign laws and regulations (especially those regarding approval of gemstone diamond) are always subject to change, and could have a material adverse effect on the testing and sale of our lab-grown diamond and, therefore, our business.

Research and Development

Our research and development activities have been limited to date as we have focused first on establishment of our production facility and immediately thereafter on production of diamond materials for use in precision cutting devices. We expect to invest in new technology and intellectual property development to further improve production efficiencies and develop new products in the future.

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

Employees

We had eleven full-time employees as of March 31, 2013.

Securities Exchange Act of 1934 Reports

We maintain an Internet website at the following address: http://www.sciodiamond.com. The contents of the website are not incorporated either directly or by reference into this Form 10-K or into our other filings with the SEC.  The Company makes available on or through our Internet website certain reports and amendments to those reports that are filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and beneficial ownership reports on Forms 3, 4 and 5. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Risks Related to Our Business

We have a very limited operating history, and have incurred losses to date. We have generated limited revenues to date, and therefore, it is difficult to evaluate our business and prospects.

Our Company is in the preliminary stages of operation. While our Company has recently engaged in revenue-producing business activities, it is not yet a profitable enterprise and may incur substantial losses for the foreseeable future. In addition, the Company’s revenues are presently derived largely from one customer and result from one product. The Company has not finalized the scope of products it anticipates it will bring to market. As a company in the early stages of operation, our business is subject to all the risks inherent in a new business enterprise. We have no substantial operating history for investors to consider in evaluating our business and prospects. When making an investment decision, investors should consider the risks, expenses and difficulties that we may encounter as a young company in a new market. These risks include, but are not limited to, the following:

•                                          our need to initiate our sales and marketing activities;

•                                          our need to quickly hire and integrate new personnel, including various levels of senior management who have been hired relatively recently;

•                                          our ability to develop additional applications and markets for our diamond materials, including the diamond gemstone industry;

•                                          our ability to produce diamond materials sufficient to meet the specifications and needs of various industrial and technology applications;

•                                          our ability to produce diamond materials and lab-grown diamond sufficient to meet anticipated demand in the gemstone marketplace;

•                                          acceptance of our lab-grown diamond in the gemstone marketplace;

•                                          our need to fund and manage our rapidly developing and changing operations; and

•                                          the need to further refine and improve our technology with respect to man-made diamond development/growing and commercialization — including the need to make the diamond growing process commercially viable, acceptable (by our own and third party measures) and economical — and our intellectual property and product offerings, and the need to respond to changing technologies and consumer preferences.

Likewise the diamond materials and lab-grown diamond gemstones produced using the Diamond Technology (collectively “Scio Diamond Materials”) are in a relatively early stage of development and are subject to the risks inherent in the development and marketing of Scio Diamond Materials, including unforeseen design, manufacturing or other problems or failure to develop market acceptance. Our business is subject to the risks inherent in the transition of technology from research and development and prototype proof-of-concept to commercial production and market acceptance.

Failure by the Company to complete and integrate commercial development of the Scio Diamond Materials it will market and distribute in sufficient quantities to meet market demand would have a material adverse effect on the Company’s business, operating results and financial condition. Accordingly, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating with developing and unproven manufacturing processes.

To address these risks, the Company must, among other things, respond to competitive developments, attract and motivate qualified personnel, develop market acceptance for its diamond, establish effective distribution channels, effectively manage any growth that may occur and continue to upgrade and successfully commercialize the Diamond Technology and Scio Diamond Materials incorporating such technology.

The Company purchased its Diamond Technology from ADI and ADGC (together, the “Apollo Companies”).  Neither of the Apollo Companies was able to successfully (profitably) develop and commercialize their man-made diamond development/growing process.

We expect future losses.

In order to achieve a commercially viable operation, we have made and expect to make further significant investments in technology, infrastructure, research and development. We expect to expend substantial financial and other resources on expanding our operations, in particular our diamond growth technology infrastructure, diamond fabrication, and sales/marketing activities. As a result, we must generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, general and administrative expenses, as well as the continued development expenses will continue to increase.

We will require additional funding.

Our future continuing operations will require additional funding, and we may not be able to obtain such funding on acceptable terms or at all. We likely will require additional capital to be able to fund continued development and improvement of the process for growing Scio Diamond Materials and to fund our expansion of manufacturing capacity to meet projected growth of the market for our diamond. There can be no assurance that such efforts for raising capital will not involve substantial dilution with respect to existing or future stockholders of the Company.

Our future capital requirements will depend on many factors, including the speed at which our production process can be scaled-up for high yield production, market acceptance of and demand for our diamond, and the timing of our expansion into new diamond markets. Our future capital requirements depend upon many factors, including, but not limited to:

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

•                                          the extent to which we are able to develop and upgrade the technology and infrastructure; and

•                                          the response of competitors to our Scio Diamond Materials offerings.

We expect additional financing to be required and there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced, and we may raise these funds with securities that have rights, preferences, or privileges equal or superior to the rights of investors owning our common shares. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly, or the Company could terminate operations entirely, resulting in a complete loss of investment for our stockholders. Our inability to obtain financing on acceptable terms when needed would have a material adverse effect on the Company’s business, operating results and financial condition.

Our business model is unproven.

Our initial business model was focused on selling lab-grown diamond for various precision cutting applications. We are concurrently seeking to produce other lab-grown diamond for retail gemstone consumption and other commercial applications. Although other companies have sold some minimal amounts of lab-grown diamond gemstones to date, the full extent of the market for such lab-grown diamond is not fully known. Our business model is relatively new, is unproven and is likely to continue to evolve. Accordingly, our business model may not be successful, and we may need to make substantial changes thereto. Our ability to generate significant revenues will depend, in large part, on our ability to successfully market our product to consumers, distributors and commercial customers. We intend to continue to develop our business model as the market for our products evolves.

We are wholly dependent on the Diamond Technology.

Our diamond supply depends entirely on our ability to manufacture diamond using the Diamond Technology acquired via the August 31, 2011 purchase of assets by the Company from ADI and the June 5, 2012 purchase of assets by the Company from ADGC (together, the “Asset Purchase”).

Although the ability to produce limited quantities of high quality lab-grown diamond gemstones has been demonstrated, it has yet to be proven that such success can be transferred into a mass production process that will yield high-quality gemstones and material suitable for retail gemstone distribution and commercial/industrial applications. The inability or difficulty to transfer the Diamond Technology into a high-yield production facility would have a material adverse effect on our business, operating results and financial condition. Any disruption in our ability to produce high quality lab-grown diamond would have a significant material effect on our business.

Our future revenues are unpredictable, and we expect our operating results to fluctuate from period to period.

Our lack of operating history and the emerging nature of the markets in which we expect to compete make it difficult for us to accurately forecast revenues in any given period. As such, revenues could fall short of our expectations if we experience production delays or difficulties. Likewise, revenues could fall short of expectations should our product not be met with the demand we anticipate from the marketplace. We have limited experience in financial planning for our business on which to base our planned operating expenses.

Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•                                          outside market influences beyond our control, including extended periods of decreased demand for Scio diamond;

•                                          our ability to enter into successful strategic relationships;

•                                          our ability to attract purchasers and/or distributors;

•                                          the amount and timing of operating costs and capital expenditures relating to expansion of production operations;

•                                          the rate at which individuals and organizations accept our diamond;

•                                          an announcement or introduction of new or enhanced diamonds or services by our competitors;

•                                          our ability to attract and retain qualified personnel; and

•                                          pricing policies instituted by our current and possible future competitors.

The Company has generated limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, September 17, 2009, through March 31, 2013, the Company has an accumulated deficit of ($9,646,309). We are currently generating limited revenues and expect to continue to generate revenue in the future, but there can be no assurances that we will ever generate sufficient revenues to achieve profitability. If we do achieve profitability, there can be no assurances that we can sustain or increase profitability.

Our ability to develop our core technologies is subject to uncertainties.

The process by which we plan to manufacture diamond is highly complex. We anticipate that customers will have highly specific quality standards that our diamond will be required to meet. The diamond we intend to sell is in the early stages of development and there can be no assurances that it will meet high customer standards. Product failure or the inability to meet customer requirements would have a material adverse effect on our business, operating results and financial condition. The process by which we plan to produce our diamond requires the integration of several complex components, some of which will be provided by third-party suppliers. The successful integration of the Diamond Technology with third-party products will determine the performance and scalability of our production process. We will be dependent upon our employees and vendors to maintain an adequate testing and technical support infrastructure to ensure the successful adoption and rollout of our diamond to customers. We currently have limited experience in these areas. Failing in any of these areas could materially adversely affect our business.

We may not be able to establish effective distribution channels.

We initially intend to sell our diamond in selected markets in the United States and internationally. We expect that we will be required to enter into distribution agreements with, and will be dependent upon, a number of third parties for distribution and sales of our diamond. We are currently selling diamond directly to customers and have not yet entered into distribution agreements with any distributors. There can be no assurance that we will be able to enter into distribution agreements with distributors or that our distribution strategy will prove to be successful. Additionally, there can be no assurance that distributors will devote the efforts needed for successful distribution of our diamond. The inability of the Company to enter into favorable arrangements with distributors or to achieve desired distribution of our diamond would have a material adverse effect on our business, operating results and financial condition.

Our sales of diamond for commercial applications are dependent upon our ability to enter into profitable relationships with businesses best able to reap rewards from the unique characteristics of diamond. There is no assurance that we will be able to initiate and maintain these relationships.

The Diamond Technology may be vulnerable to failure.

Our success depends, in part, on the performance, reliability and availability of the Diamond Technology and the diamond we ultimately produce. The Diamond Technology and diamond produced thereby may be vulnerable to failure. The failure of the Diamond Technology or diamond produced thereby could adversely affect our business. The process for manufacturing diamond using the Diamond Technology is vulnerable to disruptions due to a variety of factors, which may lead to interruptions, delays, and losses of opportunities or inability to consistently market and sell our lab-grown diamond. The occurrence of any of the foregoing could have a material adverse effect on our business.

We may need to effectively manage rapid growth of our operations.

Our ability to successfully offer diamond and to implement our business plan in new markets requires an effective planning and management process. We are in the process of increasing our operations and anticipate having to increase our headcount as well. Increasing our operations and potentially experiencing rapid growth would place a significant strain on our management systems, infrastructure and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce.

Furthermore, we may be required to manage an increasing number of relationships with various users, customers and other third parties. Any failure to expand any of the foregoing areas efficiently and effectively could cause our business to suffer. We could experience a period of rapid and significant growth, which could continue over several years. We believe rapid growth would place a significant strain on our resources. Our ability to manage growth effectively will require us to implement and improve operational and financial systems and to expand, train and manage our employee base. We also may be required to manage multiple relationships with various suppliers, customers and other third parties. Our future operating results will also depend on our ability to expand sales and marketing, research and development and administrative support organizations. If the Company were unable to manage growth effectively, our business, financial condition and results of operations would be materially adversely affected.

We depend on our key management personnel.

Our success depends in part upon our ability to retain the services of certain executive officers and other key employees and on the skills, experience and performance of senior management and certain other key personnel, most of whom have either never worked together or who have worked together for only a short period of time. The loss of the services of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition. Because we are in the early stages of commercialization, we are also dependent on our ability to recruit, retain and motivate personnel with technical, manufacturing and chemical vapor deposition process skills. There are a limited number of personnel with these qualifications and competition for such personnel may be intense. Our inability to attract, integrate and retain additional qualified key personnel would materially adversely affect our business, operating results and financial condition.

We will need to hire additional personnel.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire a number of executive, technical, sales, and marketing, business development and administrative personnel during the next one or two years. Competition for qualified personnel may prove intense, particularly in the technology markets. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executives, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer.

Our success depends upon achieving a critical mass of customers and strategic relationships.

Our success is largely dependent upon achieving significant market acceptance for our diamond. As of March 31, 2013, the Company has not marketed our lab-grown diamond gemstones to consumers and most of our revenues derive from one precision cutting application, which utilizes our diamond. The market for our diamond is at an early stage of development. Although we believe that our diamond will ultimately achieve broad market acceptance, our existing and potential competitors may offer diamond that could negatively affect the market acceptance of our product and damage our business prospects.

Our success is also dependent upon attracting significant numbers of distributors and strategic relationships in order to market our diamond. In particular, our ability to enter into beneficial distribution partnerships will depend in large part upon our success in convincing diamond gemstone consumers that our lab-grown diamond gemstone is of a desired quality. Failure to achieve and maintain a critical mass of market acceptance will seriously harm our business in the diamond gemstone industry.

We need to establish brand awareness.

Due in part to the emerging nature of the market for lab-grown diamond and the substantial resources available to some of our competitors, our opportunity to achieve and maintain a significant market share may be limited. We believe developing and maintaining awareness of the Scio Diamond brand name, or other brand name(s) to be determined in the future, is critical to achieving widespread acceptance of our business opportunity. Further, the importance of brand recognition will increase as competition in the lab-grown diamond market increases. Successfully promoting and positioning the Company’s brand(s) will depend largely on the effectiveness of our production and marketing efforts, as well as our ability to deliver high-quality diamond at competitive prices. Therefore, we may need to increase our financial commitment to creating and maintaining brand awareness. If we fail to successfully promote our brand name or if we incur significant expenses promoting and maintaining our brand name, it could have a material adverse effect on the results of our operations.

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

A “going concern” qualification in our financial statements might create additional doubt about our ability to stay in business, which could result in a total loss of investment by our stockholders.

We have not generated material revenues and have negative operating cash flows. These issues, among others, raise substantial doubt about our ability to continue as a “going concern.”

Risks Related to Our Industry

The potential market for our lab-grown diamond is unproven and may not materialize.

There currently is no widely-developed market for lab-grown diamond gemstones, and we believe that companies operating in the gemstone field may not be fully aware of the existence and attributes of our lab-grown diamond. As is the case with any new or potential product, market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend upon consumer acceptance of lab-grown diamond as a realistic and comparable alternative to mined diamond and other gemstones. Because no widely-developed markets now exist for lab-grown diamond gemstones, it is difficult to predict the future growth rate, if any, and the size of the market for our lab-grown diamond gemstones. We may spend significant amounts of capital to acquire diamond production systems at a time when demand for our lab-grown diamond is not at a level to fund those expenditures. The market for our lab-grown diamond gemstones may never develop or may develop at a slower pace than expected due to a general lack of consumer acceptance of lab-grown diamond gemstones. If the market fails to develop or develops more slowly than expected, or if our lab-grown diamond gemstones do not achieve significant market acceptance, our business, operating results and financial condition would be materially adversely affected.

We face significant competition.

Our lab-grown gemstone diamond will face competition from established producers and sellers of earth-mined diamond and other known and potential manufacturers of lab-grown gemstones. Other companies could seek to introduce lab-grown diamond or other competing diamonds or to develop competing processes for production of lab-grown diamond gemstones. We believe that the more successful the Company is in creating market acceptance for Scio diamond which included lab-grown gemstone diamond, the more competition can be expected to increase. Increased competition could result in a decrease in the price charged by the Company for our diamond or reduce demand for our diamond, which would have a material adverse effect on our business, operating results and financial condition. Further, our current and potential competitors may have significantly greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company. There can be no assurance that we will be able to compete successfully with existing or potential competitors.

Widespread consumer acceptance of lab-grown diamond gemstones is still developing. At this time, the Company is aware that it may be competing with companies that produce lab-grown diamond for industrial and gemstone markets, including Gemesis (IIa Technologies), Washington Group, D’Nea, Element Six, and Sumitomo. We believe that lab-grown diamond continue to gain widespread commercial and consumer acceptance, the more competition can be expected to increase. Increased competition could result in a decrease in the price expected to be charged by the Company for our diamond or reduce demand for our diamond, which would have a material adverse effect on our business, operating results and financial condition.

Our potential competitors in the gemstone diamond industry may have significantly greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company. Our competitors will likely include large multi-national gemstone diamond companies as well as numerous start-up and development-stage gemstone diamond and technology companies, some of whom we may not be aware. We expect intense competition as we execute our business plan. It is believed that some of our existing and potential competitors, as well as potential entrants into our market, have longer operating histories, larger user bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Many of these potential competitors may be able to devote substantially greater resources to promotion and systems development than we can. Barriers to developing competitive technology in our market may not be sufficient and current and competitors may be able to develop competing diamonds at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our potential competitors introduce competing products. There can be no assurance that we will be able to compete successfully with potential competitors.

Rapid technological change will affect our business.

Rapidly changing technology, industry standards, evolving consumer demands and frequent new product introductions are expected to define our market. Our market’s early stage of development may exacerbate these characteristics. Our future success will depend in significant part on our ability to continuously improve the quality of lab-grown diamond and our production capabilities in response to both the evolving demands of the market and competitive product offerings. Efforts in these areas may not be successful.

We expect to have limited protection of our intellectual property and proprietary rights.

We regard the patents, trade secrets and similar intellectual property acquired via the Asset Purchase as critical to our success. We must rely on patent law, trade secret protection and confidentiality agreements with our employees, customers, strategic partners, advisors and others to protect those proprietary rights. Such measures, however, afford only limited protection, and we may not be able to maintain the propriety and/or confidentiality of the Diamond Technology. Despite these precautions, unauthorized third parties might use information that we regard as proprietary to compete or help others to compete with us. There is no assurance that any of the existing patent applications or future patent applications, if made, will be granted, or, if granted, will not be invalidated or circumvented, or that the rights granted there under will provide us with a competitive advantage. Any misappropriation of our proprietary information by third parties could materially adversely affect our business. There can be no assurance that any other patents issued will provide any significant commercial protection to the Company, that the Company will have sufficient resources to prosecute its patents or that any patents will be upheld by a court should the Company seek to enforce its respective rights against an infringer.

There can be no assurances that:

•                                          any pending patent applications or any future patent applications will result in the issuance of patents;

•                                          the scope of any patent protection will be effective to exclude competitors or provide competitive advantages to us;

•                                          we will be able to commercially exploit any issued patents before they expire;

•                                          any of the patents held will be held valid if subsequently challenged;

•                                          others will not claim rights in, or ownership of, the patents and other proprietary rights acquired or produced by the Company;

•                                          our diamond will not infringe, or be alleged to infringe, the proprietary rights of others; or

•                                          we will be able to protect meaningful rights in proprietary technology over which the party does not hold patents.

Furthermore, there can be no assurances that others have not developed or will not develop diamond which may duplicate any of the diamond produced using the Diamond Technology or our expected manufacturing processes, or that others will not design around any of the Company’s patents. The existence of valid patents does not provide absolute prevention from other companies independently developing competing technologies. Existing producers of laboratory-created diamond may refine existing processes for growing diamond or develop new technologies for growing diamond in a manner that does not infringe any intellectual property rights of the Company.

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

There can be no assurances that we would be able to obtain royalty or licensing agreements, if required, on terms acceptable to us or at all, or that we would be able to develop commercially acceptable non-infringing alternative diamond. The failure to do so could have a material adverse effect upon our business, financial condition, operating results and cash flows. We cannot be absolutely certain that the Diamond Technology does not infringe issued patents or other intellectual property rights of others. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to the Diamond Technology.

There can be no assurance that our business and ability to produce diamond will not be impaired by claims that we are infringing upon the intellectual property of others. We may be subject to future legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert the Company’s management’s attention from diamond production and operating our business. As a result of the foregoing, the limited protection of our acquired intellectual property rights and proprietary information could have a material adverse effect on the Company’s business, operating results and financial condition.

Substantial governmental regulation may restrict our ability to sell our lab-grown diamond.

Certain federal and state laws and regulations govern the testing, creation and sale of the types of diamond we intend to produce. The United States Federal Trade Commission (“FTC”) and other comparable regulatory authorities here and in foreign countries may extensively and rigorously regulate our Scio Diamond Materials, product development activities and manufacturing processes. In the United States, the FTC regulates the introduction and labeling of gemstone diamond. We may be required to:

•                                          obtain clearance before we can market and sell our lab-grown diamond gemstones;

•                                          satisfy content requirements applicable to our labeling, sales and promotional materials;

•                                          comply with manufacturing and reporting requirements; and

•                                          undergo rigorous inspections.

The process of obtaining marketing clearance for new gemstone diamond from the FTC may prove costly and time consuming. The FTC has neither approved nor prohibited the use of the term “cultured” to describe the diamond the Company intends to sell as gemstones. However, in December 2006, the Jewelers’ Vigilance Committee submitted the Petition a petition (the “Petition”) to the FTC seeking amendment to the Guides for the Jewelry, Precious Metals, and Pewter Industries, 16 C.F.R. Part 23 (“Guides”) to include the term “cultured” as a proscribed term to describe laboratory-created diamond. By opinion, dated July 21, 2008, the FTC denied the Petition finding it did not demonstrate that the use of the term “cultured” to describe laboratory-created diamonds, when qualified by one of the terms provided in the Guides, is deceptive or unfair and declined to amend the Guides as requested by the Petition. The Company has not procured FTC clearance, and the FTC has not precluded the Company from selling diamond produced using the Diamond Technology. Despite its knowledge of the existing limited sales of lab-grown diamond gemstones and however unlikely, there can be no assurances that the FTC will not preclude the Company, or others similarly situated from marketing and selling lab-grown diamond gemstones.

The FTC has the power to restrict the offer and sale of diamond that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to the type, kind, quality, character, value, origin or other characteristics of a diamond gemstone. Under current guidelines issued by the FTC, the Company is permitted to market its diamond gemstones as “Scio-created,” “lab-created diamond”, “laboratory created diamond,” “laboratory grown diamond” or “cultured” so long as that term is accompanied by any of the foregoing and such designations may inhibit marketing descriptions that are more favorable to creating consumer demand. We may come under close scrutiny by governmental agencies and industry testing organizations and also by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our lab-grown diamond. If our production or marketing is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to produce and market our lab-grown diamond as “lab-grown diamond”, “lab-created diamond”, or otherwise as a mined diamond alternative, our business, operating results and financial condition could be materially adversely affected.

It is likely that our Scio Diamond Materials must also comply with similar laws and regulations of foreign countries in which we market such diamond. In general, the extent and complexity of diamond disclosure regulation is increasing worldwide. This trend may continue, and the cost and time required to obtain marketing clearance in any given country may increase as a result. Should it prove necessary, there can be no assurances that our Scio Diamond Materials will obtain any necessary foreign clearances on a timely basis, or at all. Our inability to satisfy specific requirements for approval by domestic and/or foreign regulatory agencies could materially adversely affect our ability to bring diamond to market and generate revenue.

Federal, state, local and foreign laws and regulations (especially those regarding approval of gemstone diamond) are always subject to change and could have a material adverse effect on the testing and sale of our diamond and, therefore, our business.

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

•                                          lab-grown diamond gemstone reporting and disclosure; and

•                                          product sales and distribution.

We expect that various government agencies may inspect our facilities from time to time to determine whether we are in compliance with applicable laws and regulations. Additionally, if we fail to comply or maintain compliance with laws and regulations pertaining to diamond gemstones, regulatory authorities may fine us and bar us from selling our lab-grown diamond gemstones. If a regulatory agency believes we are not in compliance with such laws or regulations, it may be able to:

•                                          seize our lab-grown diamond gemstones;

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

An investment in the Company is speculative and involves a high degree of risk, including the loss of an investor’s entire investment in the Company. There is no guaranteed rate of return on an investor’s investment in the Company, and there is no assurance that investors will be able to resell their shares for the amount they paid for such shares or for any other amount. Investors should not invest in the Company unless such investors can afford to lose their entire investment.

Stockholders may be unable to exercise control because directors and officers own and control a large percentage of the Company’s stock.

As of March 31, 2013 the Company had 46,736,812 shares of common stock outstanding, net of shares held in treasury.

The following table shows the percentage of shares of common stock of the Company beneficially owned as of March 31, 2013 by our current directors and executive officers.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)		Percentage of Beneficial Ownership
Directors and Executive Officers
Edward S. Adams
411 University Ridge, Suite D, Greenville, SC 29601	4,965,000	(4)	10.6%

Michael R. Monahan
411 University Ridge, Suite D, Greenville, SC 29601	4,965,000	(5)	10.6%

Michael W. McMahon
411 University Ridge, Suite D, Greenville, SC 29601	725,795		1.5%

Jonathan M. Pfohl
411 University Ridge, Suite D, Greenville, SC 29601	126,583		0.3%

Theodorus Strous
411 University Ridge, Suite D, Greenville, SC	180,250	(6)	0.4%

Robert C. Linares
411 University Ridge, Suite D, Greenville, SC 29601	950,000	(7)	2.0%

Total (6 persons)	11,912,628		25.5%

(1)         Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan and shares held by the named person’s spouse.

(2)         For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which that person has the right to acquire within 60 days following March 31, 2013.  For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following March 31, 2013, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)         Includes shares that may be acquired within 60 days of the date hereof by exercising stock options. In calculating the number of shares beneficially owned by an individual and the percentage ownership of that individual, shares underlying options held by that individual that are either currently exercisable or exercisable within 60 days from March 31, 2013 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.  Numbers reported includes the following shares subject to options exercisable currently or within 60 days of March 31, 2013: Mr. Adams: 75,000; Mr. Monahan: 75,000; Mr. McMahon: 721,250; Mr. Pfohl: 126,250; Mr. Strous:  130,250; and Dr. Linares: 0.

(4)         Includes 2,000,000 shares owned by Mr. Adams’ wife, for which Mr. Adams disclaims beneficial ownership. Includes 790,000 shares owned by the Edward S. Adams Revocable Trust, for which Mr. Adams disclaims beneficial ownership.

(5)         Includes 1,000,000 shares owned by Mr. Monahan’s wife, for which Mr. Monahan disclaims beneficial ownership.

(6)         Includes 61,500 warrants granted to Mr. Strous pursuant to the terms of the consulting agreement entered between the Company and Mr. Strous prior to Mr. Strous’ election to the Board of Directors and 50,000 warrants granted as compensation for efforts in connection with the Company’s largest customer.

(7)         Includes 250,000 shares owned by Dr. Linares’s wife, for which Dr. Linares disclaims beneficial ownership.

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

•                                          effect or prevent a merger, sale of assets or other corporate transaction; and

•                                          determine the outcome of any other matter submitted to the stockholders for vote.

The limited ability of stockholders to exercise control over the Company may adversely affect the future market price for our securities and the rights of our stockholders.

Company transactions could be influenced and affected by conflicts of interest.

Certain Board members of the Company are partners in the law firm of Adams Monahan, LLP, which has previously provided legal services to the Company. The Company has in the past been billed for legal services provided by Adams Monahan, LLP to the Company. This relationship may continue going forward and Adams Monahan, LLP may continue to provide legal services to the Company.  All payments to Adams Monahan LLP are pre-approved by an independent director’s committee consisting of disinterested members of the Board of Directors. See “Stockholders may be unable to exercise control because directors and officers own and control a large percentage of the Company’s common stock,” above, for information regarding the percentage of ownership of the Company beneficially owned by held our directors, Edward S. Adams, who serves as our Chairman, and Michael R. Monahan, both of whom are partners in Adams Monahan LLP.

Dr. Linares was elected to the Board of Directors in January 2013.  Dr. Linares is the father-in-law of Mr. Adams.

Provisions in our Articles of Incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore, depress the trading price of the common stock.

The actual issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock. The Company currently has no preferred stock designated or issued.

In addition, Nevada corporate law and our Articles of Incorporation and Bylaws also contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions include the following:

•                                          deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•                                          require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

•                                          allow any vacancy on the Board of Directors; however the vacancy occurs, to be filled by the directors.

There is no active public market for any of our securities, which are not listed on any stock exchange, and transfer of our securities is restricted.

There is presently no active market, private or public, for our securities, and there can be no assurance that a trading market will ever develop or, if developed, that it will be maintained. Our common stock is not listed on any stock exchange. We believe that we currently may not have enough stockholders or outstanding shares to support an active trading market, even if our common stock were listed on a recognized trading exchange.  There can be no assurance that our investors will be able to resell any of our securities at any price. The Company makes no representation to investors regarding the value of its securities, and, particularly in light of the thin trading in the Company’s securities; trading prices may or may not reasonably reflect the intrinsic value, if any, of the Company’s securities.

We have been deemed to be a former shell company in accordance with the Securities Act. As a result, our shares of common stock may not be resold under Rule 144 of the Securities Act except pursuant to Rule 144(i). Resales under Rule 144(i) generally require, that, in addition to the normal Rule 144 requirements and limitations: (1) we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”); (2) we have filed all Exchange Act reports required for the past 12 months; and (3) a minimum of one year has elapsed since we filed current Form 10 information on Form 8-K changing our status from a shell company to a non-shell company. An investment in the Company should be considered a long-term, illiquid investment, and investors should be able to withstand a complete loss of their investment.

Our Bylaws specifically provide that we shall not be required to effectuate the transfer of any shares of our common stock without first receiving from the transferring stockholder (i) an opinion of counsel satisfactory to the Company that a proposed transfer may be made lawfully without the registration of such shares pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and applicable state securities laws, or (ii) evidence that the shares proposed to be transferred have been registered under the Securities Act. The existence of the foregoing restrictions may, therefore, adversely affect the future market price for our securities and the rights of our stockholders.

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

In addition, it is the Company’s current intention (depending on the development of the business plan and other factors) to raise substantial additional capital during fiscal 2014, which we expect to result in substantial dilution in the percentage of our common stock held by our existing shareholders.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing stockholders’ voting power and may result in dilution to the book value per share held by existing stockholders.

We must raise additional capital in order for our business plan to succeed. A likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances would cause stockholders’ voting interests in our Company to be diluted and may cause the book value per share held by existing stockholders to be diluted. Such dilution could negatively affect the value of investors’ shares.

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

We anticipate that additional funding will be needed for general administrative expenses, operating costs and marketing costs. There is no guarantee that we will be able to raise the required cash and because of this our business may fail. We have generated limited revenues from operations to date. The specific cost requirements needed to maintain operations depends upon the production we are able to generate. If we are not able to raise the capital necessary to fund our business objectives, we may have to delay the implementation of our business plan. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock. There is no guarantee that we will be able to raise the funds required by the Company and, if we are not able to raise such funds, then our business may fail.

Because our continuation as a going concern is in doubt, we may be forced to cease business operations unless we can generate profitable operations in the future.

We will be incurring losses until we build a break-even level of revenue. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We will require additional funds in order to provide proper service to our potential clients. At this time, we cannot assure investors that we will be able to obtain financing. If we are unable to raise needed financing, we may have to delay or abandon further operations. If we cannot raise financing to meet our obligations, we will be insolvent and may be forced to cease our business operations.

If an active trading market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no active trading market for our common stock and we can provide no assurance that a market will develop. We may decide to apply for listing of our common stock on a U.S. and/or foreign exchange. However, we can provide no assurances that we will apply or that our common stock would be accepted for listing on any stock exchange. Accordingly, we can provide investors with no assurance that our shares will be traded on a U.S. and/or foreign exchange or, if traded, that an active public trading market will materialize. If no active trading market is ever developed for our shares, it will be difficult for stockholders to sell their shares.

Our shares of common stock are subject to the “penny stock” rules of the SEC and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and stockholders may have difficulty in selling their shares.

We have very little experience as a public company and may not be able to operate successfully as a public company, regardless of whether our operations are successful.

We have operated as a public company for a very limited period of time, and we have limited experience in complying with the various rules and regulations that are required of a public company. As a result, we may not be able to operate successfully as a public company, regardless of whether our operations are successful.

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

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, necessary to ensure that adequate review of our financial statements and notes thereto is performed, and have concluded that our internal control over financial reporting was not effective as of March 31, 2013. These material weaknesses and our remediation plans are described further in Item 9A. Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

We may expend a substantial amount of time and resources in connection with SEC, other regulatory, or stockholder-related inquiries or legal actions related to our restatement of our previously filed financial statements and other disclosures and the transactions related thereto or other matters.

We may expend a substantial amount of time and resources in connection with SEC, other regulatory or stockholder-related inquiries or legal actions related to our restatement of our previously filed financial statements and other disclosures and the transactions related thereto or other matters. Such actions could have a material adverse effect on the Company’s liquidity and financial condition and could also affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Disclosure under this item is not applicable because the Company is a smaller reporting company.

ITEM 2.  PROPERTIES.

Our corporate headquarters and production facility are located at 411 University Ridge, Greenville, South Carolina.  The production facility includes approximately 3,200 square feet adjoining our headquarters office, and the facility overall has 9,470 square feet of space. We have six years remaining on the lease for this facility.

We have an additional leased facility consisting of approximately 4,872 square feet located in Hudson, Massachusetts which is used for research and development and storage.  The Company plans to consolidate all operations from Hudson, Massachusetts into its Greenville facility during fiscal 2014.

Annual rental payments for the next five fiscal years for these facilities are as follows:

2014	$195,439
2015	160,939
2016	224,410
2017	224,410
2018	224,410
2019 and thereafter	$224,411

ITEM 3.  LEGAL PROCEEDINGS.

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.   As of March 31, 2013 there were no outstanding claims by the Company or against the Company.

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

After the acquisition of the Scio Diamond Technology Corporation name on August 5, 2011, trading of our common stock did not begin on the OTC Bulletin Board until September 23, 2011. The following table sets forth the quarterly high and low bid prices for our common stock from September 23, 2011 through March 31, 2013, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended March 31, 2012	High	Low
September 23, 2011 through the end of the Second Fiscal Quarter	$3.18	$2.10
Third Fiscal Quarter	4.50	2.25
Fourth Fiscal Quarter	4.18	2.25

Fiscal Year Ended March 31, 2013	High	Low
First Fiscal Quarter	$3.38	$2.25
Second Fiscal Quarter	3.15	2.25
Third Fiscal Quarter	2.75	0.71
Fourth Fiscal Quarter	1.39	0.81

As of June 17, 2013, there were 49,264,312 shares of common stock outstanding held by approximately 609 stockholders of record.

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

Recent Sales of Unregistered Securities

Unless otherwise indicated, the issuances of our securities listed below were made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as we reasonably believed that the investors were sophisticated, that no general solicitations were involved and the transactions did not otherwise involve a public offering.

In June of 2012, the Company began conducting the ADI Offering and the ADGC Offering, pursuant to which certain current and former stockholders of ADI and ADGC qualifying as accredited investors had the opportunity to acquire up to an aggregate of approximately 17 million shares of common stock of the Company for $0.01 per share in private placement transaction.  The ADI Offering and the ADGC Offering was completed in March 2013.  The offering and sale of the Company common stock pursuant to the ADI Offering and the ADGC Offering was conducted in reliance upon an exemption from registration provided for by Rule 506 of Regulation D and Section 4(2) of the Securities Act.  No form of general solicitation or general advertising was used by the Company, or any representative of the Company, in connection with the offer or sale of the common stock.  Each of the purchasers in the offerings represented that such purchaser was an accredited investor.  The shares of Company common stock sold in the offering are restricted securities, have been appropriately legended as such, and cannot be transferred unless they have been registered, or there is an exemption from registration, under applicable federal and state securities laws.  During the three months ended March 31, 2013, the Company issued 2,429,300 shares of common stock pursuant to the ADI/ADGC Stockholder Offering.  The Company issued a total of 16,766,773 in the ADI/ADGC Stockholder Offering.

On January 19, 2013, we issued 15,000 shares of our common stock to a company financial advisor in consideration for services related to our participation in the Depository Trust Company listing or registration of our common shares.  We recognized $12,000 in expense to reflect the value of these shares.

On January 20, 2013, we issued 31,250 shares of our common stock to a company vendor in consideration for recruiting services rendered.  The Company recognized $25,000 in expense to reflect the value of these shares.

On February 26, 2013, a warrant holder exercised warrants for an aggregate of 19,469 shares of our common stock at an exercise price of $0.70 per share. These warrants were priced at $0.70 and the Company received $13,628 in consideration upon exercise.

On March 25, 2013, the Board of Directors authorized the issuance of 50,000 warrants to Theodorus Strous, a member of the Board, as compensation for Mr. Strous’ efforts in connection with the Company’s largest customer and not as compensation in his capacity as a member of the Board.  In addition, on March 25, 2013, the Board of Directors authorized the issuance of 150,000 warrants to an unaffiliated third party as compensation for his efforts in connection with the Company’s largest customer.  At issuance, all 200,000 of these warrants were immediately exercisable and expire five years from the date of issuance.  Each warrant is convertible into Company common stock at $1.60 per share. The Company recognized $113,760 in expense from the issuance of these warrants.  The Company valued these warrants using the Black-Scholes option pricing model.  See Item 8, Note 6 — Share Based Compensation for more detail.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the financial statements of the Company, and the notes to those statements, included elsewhere in this Form 10-K, as well as the rest of this Annual Report on Form 10-K. The statements in this discussion regarding outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” and “Cautionary Notice Regarding Forward Looking Statements” sections of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward- looking statements.

GENERAL

Corporate History

We were incorporated on September 17, 2009 in the State of Nevada under the name Krossbow Holdings Corporation. Krossbow’s original business plan was focused on offsetting carbon dioxide (“C02”) emissions through the creation and protection of forest-based carbon “sinks.” Krossbow planned to assess carbon resource potentials, prescribe and implement ecosystem restorations to develop those resources, and thereby generate carbon offset products. However, we have since abandoned that original business plan and restructured our business to focus on man-made diamond technology development. We decided to acquire existing technology and to seek to efficiently and effectively produce man-made diamond. In connection with this change in business purpose, Krossbow changed its name to Scio Diamond Technology Corporation to reflect its new business direction.

On August 5, 2011, Edward S. Adams and Michael R. Monahan, both of whom now serve on the Company’s Board of Directors, acquired control of the Company through the purchase of 2,000,000 shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time, in accordance with a common stock purchase agreement among Mr. Kropp, Mr. Adams and Mr. Monahan. Concurrent with the execution of the stock purchase agreement, Mr. Kropp resigned from all positions with Krossbow, including, but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

On August 5, 2011, the Company executed an Asset Purchase Agreement (the “Scio Asset Purchase Agreement”) with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”). Under the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company. Mr. Adams and Mr. Monahan were directors of Private Scio, and Joseph D. Lancia, our former President and Chief Executive Officer, was an officer of Private Scio, and they owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio. Edward S. Adams and Michael R. Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, and Joseph D. Lancia, our former Chief Executive Officer, acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date.  This promissory note had an outstanding balance of $125,000 at March 31, 2012 and was paid in full as of March 31, 2013.  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI that are accredited investors the opportunity to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”). Both Mr. Adams, in an executive role, and Mr. Monahan previously served in various capacities with ADI through early 2011.

On June 5, 2012, the Company acquired substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”) (the “ADGC Asset Purchase”), consisting primarily of lab-grown diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC Stockholder Offering”).  Mr. Adams and Mr. Monahan served in various capacities with ADGC through early 2011.

The ADI/ADGC Stockholder Offering was completed in March, 2013 and resulted in the issuance of an aggregate of 16,766,773 shares of the Company’s common stock.

Business Overview

The Company’s primary mission is the development of profitable and sustainable commercial production of its diamond materials, which are suitable for known, emerging and anticipated industrial, technology and consumer applications. The Company intends to pursue progressive development of its core diamond materials technologies and related intellectual property that the Company hopes will evolve into product opportunities across various applications. We believe these opportunities may be monetized though a combination of end product sales, joint ventures and licensing arrangements with third parties, and through continued development of intellectual property. Anticipated application opportunities for the Company’s diamond materials include the following: precision cutting devices, diamond gemstone jewelry, power switches, semiconductor processors, optoelectronics, geosciences, water purification, and MRI and other medical science technology.

Nearly all of the Company’s present production capacity is being sold for use in precision cutting devices As of March 31, 2013 we had generated $881,748 in net revenue since inception from sales of our diamond materials.  To date, most of our product has been sold overseas and 100% of these sales have been to external customers.  We expect continued development of an international market for our diamond materials.

See Part I, Item 1. (Business) for additional information regarding our business.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States “GAAP”. We describe our significant accounting policies in the notes to our audited financial statements as of March 31, 2013.

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

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of lab-grown diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share with the intent that ADI Offering be conducted substantially concurrently with the ADGC Offering. The ADI Offering and the ADGC Offering began in June 2012 and is completed. As of March 31, 2013, the Company had issued 16,766,773 shares of common stock pursuant to the ADI/ADGC Stockholder Offering.

The following table reflects our purchase price allocation of the assets:

Inventory	$269,000
In-process research and development	601,000
Total	$870,000

The Company completed a third-party valuation to determine the fair value of the assets acquired as of the acquisition date. The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

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

Leasehold improvements are depreciated at the lesser of the remaining term of the lease or the life of the asset (generally three to seven years).

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

After initial recognition, tangible assets acquired that are used in commercialization activities are accounted for in accordance with their nature. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 requires that these assets be classified as indefinite-lived until the completion or abandonment of the associated commercialization efforts, at which time the asset would be considered to be placed in service and the entity would determine the assets’ appropriate useful lives. The Company placed the reactors acquired from ADI (the primary tangible assets) in service during the fiscal year ended March 31, 2013.  This is coincided with the commencement of commercial services for the Company.

Intangible Assets

Intangible assets, such as acquired in-process research and development “IPRD” costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management’s estimate of useful life of any patents when placed in service is a critical judgment. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of March 31, 2013.

During the fiscal year ended March 31, 2013, management of the Company conducted a strategic review of its intellectual property portfolio and determined that a substantial portion of the portfolio should be considered for placement in service due to the inherent value of the patents to the on-going manufacturing operations. As a result, intangible assets in the amount of $7,534,063 previously classified as IPRD were assigned to specific patents and considered placed in service. These patents are being amortized over a period ranging from 6.75 years to 15.67 years corresponding to their remaining life.

The Company continues to classify the remaining patent portfolio as IPRD and believes that the IPRD has alternative future use and value. At such time that production begins and commercialization of this portion of the intellectual property portfolio begins, then the segmentation and bifurcation of the remaining IPRD asset to finite-lived commercialized intellectual property assets will be considered. Applicable accounting guidance requires an indefinite life for IPRD assets until such time as the commercialization can be reasonably estimated at which time the assets will be available for their intended use. At such time as those requirements are met, we believe that consideration of the legal life of the intellectual property protection should be of considerable importance in determining the useful life. Upon commercialization and determination of the useful life of the intellectual property assets, consideration will be given to the eventual expiration of the intellectual property rights underlying certain critical aspects of our manufacturing process.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2013 Compared to the Fiscal Year Ended March 31, 2012

Our net loss for the fiscal year ended March 31, 2013 was ($7,282,352), compared to net losses of ($2,066,900) for the fiscal year ended March 31, 2012.

During the fiscal year ended March 31, 2013, we incurred total expenses of $8,176,622, compared to total expenses of $2,137,936 during the fiscal year ended March 31, 2012. The increase is primarily the result of our commencement of commercial operations and includes an increase in the cost of goods sold to $1,349,109 in the fiscal year ended March 31, 2013 from zero in the fiscal year ended March 31, 2013; $1,996,426 in expenses associated with awards made under our 2012 Share Incentive Plan, which was adopted during the fiscal year ended March 31, 2013; and $947,306 in expenses associated with indemnification of certain members of our Board of Directors as described in Item 13- Certain Relationships and Related Transactions and Director Independence.

We have had limited revenue to offset our expenses, and so we have incurred net losses. During the fiscal year ended March 31, 2013, we recorded revenue net of returns and allowances of $881,748 from the sale of materials produced and gemstones acquired from ADGC.  During the fiscal year ended March 31, 2012, we received grant income of $75,000 which was included in other income on the statement of operations. Our net loss per share for the fiscal year ended March 31, 2013 was ($0.19) per share, compared to a net loss per share of ($0.12) per share for the fiscal year ended March 31, 2012. The weighted average number of shares outstanding was 37,971,035 and 17,401,174, respectively, for the fiscal years ended March 31, 2013 and 2012.

FINANCIAL CONDITION

At March 31, 2013, we had total assets of $15,256,450 compared to total assets of $14,323,173 at March 31, 2012. This increase in assets was primarily related to increases in accounts receivable, inventory, property, plant and equipment, and the ADGC Asset Purchase. We had cash of $223,257 at March 31, 2013 compared to $808,516 at March 31, 2012.  The decrease is due to the continuing use of cash to support Company operations.

Total liabilities at March 31, 2013 were $1,066,544 compared to total liabilities of $723,501 at March 31, 2012. Total liabilities as of March 31, 2013 were comprised primarily of accounts payable and accrued expenses.  This increase is the result of the Company’s initiation of operations during the fiscal year.

Total shareholders’ equity was $14,189,906 at March 31, 2013, compared to $13,599,672 at March 31, 2012. Shareholders’ equity increased during the year primarily due to issuance of stock in connection with the ADI and ADGC Asset Purchases.  Other components of the change in stockholders’ equity related to sales and issuances of common stock, allocation of Company stock for indemnification purposes, and net losses during the period.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the year ended March 31, 2013, net cash flows used in operating activities were ($3,369,239), consisting primarily of a net loss of ($7,282,352) offset by non-cash stock cash stock based compensation in the amount of $1,996,426, allocation of stock for indemnification purposes in the amount of $830,000, depreciation and amortization of $859,983, and an increase in current liabilities of $430,370 offset by an increase in current assets ($362,899), compared to net cash flows used in operating activities for the year ended March 31, 2012 of ($1,375,519).

Investing Activities

For the year ended March 31, 2013, net cash flows used in investing activities were ($1,114,420), consisting primarily of the purchases of property, plant, and equipment. Net cash flows used in investing activities were ($1,396,520) for the year ended March 31, 2012.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity and debt instruments. For the years ended March 31, 2013 and March 31, 2012, we generated $3,861,400 and $3,579,622 from financing activities, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.  Effective June 21, 2013, we entered into a $1,000,000 secured credit facility to provide near-term liquidity for working capital requirements.  See Note 12- Subsequent Events for further details.

Existing cash of $223,257 as of March 31, 2013, is not expected to be adequate to fund our operations over the next fiscal year ending March 31, 2014.  As of March 31, 2013, we had no lines of credit or other bank financing arrangements.  Generally, we have financed operations through March 31, 2013 through the proceeds of sales of our common stock.   Thereafter, we expect we will need to raise additional capital and generate revenues to meet operating requirements.

Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required because the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of SCIO Diamond Technology Corporation

We have audited the accompanying balance sheets of SCIO Diamond Technology Corporation (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCIO Diamond Technology Corporation as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated limited revenue, incurred net losses and incurred negative operating cash flows since inception and will require additional financing to fund the continued development of products. The availability of such financing cannot be assured. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Greenville, South Carolina

June 28, 2013

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)

BALANCE SHEETS

As of March 31, 2013 and 2012

	March 31,	March 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$223,257	$808,516
Accounts receivable, net	69,042	—
Inventory	538,948	2,502
Prepaid expenses	34,455	23,295
Prepaid rent	23,050	—

Total current assets	888,752	834,313

Property, plant and equipment
Facility	883,246	145,301
Construction in progress	—	270,000
Manufacturing equipment	3,813,865	3,178,577
Other equipment	69,331	58,144

Total property, plant and equipment	4,766,442	3,652,022
Less accumulated depreciation	(493,533)	(3,397)
Net property, plant and equipment	4,272,909	3,648,625

Intangible assets, net	10,015,651	9,784,497
Prepaid rent, noncurrent	65,338	41,938
Other assets	13,800	13,800

TOTAL ASSETS	$15,256,450	$14,323,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$125,000
Accounts payable	285,651	66,080
Accounts payable - related parties	—	131,984
Accrued expenses	730,698	400,437

Total current liabilities	1,016,349	723,501

Other liabilities	50,195	—

TOTAL LIABILITIES	1,066,544	723,501

Common stock, $0.001 par value, 75,000,000 shares authorized; 47,736,812 and 26,013,070 shares issued and outstanding at March 31, 2013 and 2012, respectively	47,737	26,013
Additional paid-in capital	23,789,478	15,937,616
Accumulated deficit	(9,646,309)	(2,363,957)
Treasury stock, 1,000,000 and no shares, respectively	(1,000)	—

Total stockholders’ equity	14,189,906	13,599,672

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,256,450	$14,323,173

The accompanying notes are an integral part of these financial statements.

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)

STATEMENTS OF OPERATIONS
For the years ended March 31, 2013 and 2012

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
Revenue
Revenue, net of returns and allowances	$881,748	$—

Cost of goods sold
Cost of goods sold	1,349,109	—

Gross margin (loss)	(467,361)	—

General, administrative, and pre-operating expenses
Professional and consulting fees	2,635,069	1,534,518
Salaries and benefits	3,086,505	284,353
Rent, equipment lease and facilities expense	300,261	97,015
Marketing costs	48,403	28,347
Depreciation and amortization	393,010	3,397
Corporate general and administrative	364,265	190,306

Total general and administrative expenses	6,827,513	2,137,936

Loss from operations	(7,294,874)	(2,137,936)

Other income (expense)
Interest income (expense)	—	(15,021)
Forgiveness of interest expense	12,522	—
Gain on restructuring	—	11,057
Other income	—	75,000

Net loss	$(7,282,352)	$(2,066,900)

Loss per share
Basic:
Weighted average number of shares outstanding	37,971,035	17,401,174
Loss per share	$(0.19)	$(0.12)
Fully diluted:
Weighted average number of shares outstanding	37,971,035	17,401,174
Loss per share	$(0.19)	$(0.12)

The accompanying notes are an integral part of these financial statements.

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)

STATEMENTS OF CASH FLOW
For the years ended March 31, 2013 and 2012

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net loss	$(7,282,352)	$(2,066,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	859,983	3,397
Gain on restructuring	—	(11,057)
Expense for warrants issued in exchange for services	121,560	192,007
Expense for stock issued in exchange for services	37,000	—
Forgiveness of interest expense	(12,522)	—
Expense for stock allocated for indemnification of directors	830,000	—
Employee stock based compensation	1,996,426	—
Changes in assets and liabilities:
Increase in accounts receivable	(69,042)	—
Increase in prepaid expenses and rent	(26,411)	(65,233)
Increase in inventory	(267,446)	(16,303)
Increase in accounts payable	87,587	198,065
Increase in accrued expenses	342,783	390,505
Increase in other liabilities	50,195	—

Net cash used in operating activities	(3,332,239)	(1,375,519)

Cash flows from investing activities:
Purchase of assets	—	(1,000,000)
Proceeds from disposal of property, plant and equipment	—	97,270
Purchase of property, plant and equipment	(1,114,420)	(493,790)

Net cash used in investing activities	(1,114,420)	(1,396,520)

Cash flows from financing activities:
Services financed with a note payable	—	250,000
Proceeds from note payable - related party	—	9,000
Proceeds from sale of common stock and warrant exercise - net of fees	4,086,400	4,445,622
Payments on notes payable	(225,000)	(1,125,000)

Net cash provided by financing activities	3,861,400	3,579,622

Change in cash and cash equivalents	(585,259)	807,583
Cash and cash equivalents, beginning of period	808,516	933

Cash and cash equivalents, end of period	$223,257	$808,516

The accompanying notes are an integral part of these financial statements.

(continued)

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)

STATEMENTS OF CASH FLOW
For the years ended March 31, 2013 and 2012
(Continued)

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$—	$3,000
Income taxes	$—	$—

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$100,000	$1,000,000
Purchase of assets funded through warrant issue	$—	$11,040,000
Warrants issued for real property lease	$39,000	$—
Warrants issued for consulting services	$113,760	$—
Purchase of assets funded through ADGC subscription rights	$770,000	$—
Common stock allocated for indemnification of directors	$830,000	$—
Common stock issued for purchase of trade name	$—	$260,000

The accompanying notes are an integral part of these financial statements.

Scio Diamond Technology Corporation
(Formerly Krossbow Holding Corp.)

STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended March 31, 2013 and 2012

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, March 31, 2011	6,400,000	$6,400	$19,600	—	$—	$(37,057)	$(11,057)

Shares issued for purchase of trade name	13,000,000	13,000	247,000	—	—	—	260,000
Common stock issued for cash, net of fees, at $0.70 per share	6,613,070	6,613	4,439,009	—	—	—	4,445,622
Deemed distribution	—	—	—	—	—	(260,000)	(260,000)
Subscription rights issued for purchase of assets	—	—	11,040,000	—	—	—	11,040,000
Warrants issued for services to non-employees	—	—	192,007	—	—	—	192,007
Net loss for the period ended March 31, 2012	—	—	—	—	—	(2,066,900)	(2,066,900)
Balance, April 1, 2012	26,013,070	26,013	15,937,616	—	—	(2,363,957)	13,599,672

Common stock issued for cash, net of fees, at $0.80 per share	4,891,250	4,891	3,868,286	—	—	—	3,873,177
Common stock issued for cash, net of fees, at $0.01 per share	16,766,773	16,768	182,827	—	—	—	199,595
Common stock issued in exchange for services, at $0.80 per share	46,250	46	36,954	—	—	—	37,000
Warrants exercised for common stock, net of fees, at $0.70 per share	19,469	19	13,609	—	—	—	13,628
Treasury stock acquired	—	—	1,000	(1,000,000)	(1,000)	—	—
Subscription rights issued for purchase of assets	—	—	770,000	—	—	—	770,000
Warrants issued for real property lease	—	—	39,000	—	—	—	39,000
Warrants issued in exchange for consulting services	—	—	113,760	—	—	—	113,760
Employee stock based compensation	—	—	1,996,426	—	—	—	1,996,426
Common stock allocated for indemnification of legal settlement	—	—	830,000	—	—	—	830,000
Net loss for the fiscal year ended March 31, 2013	—	—	—	—	—	(7,282,352)	(7,282,352)
Balance, March 31, 2013	47,736,812	$47,737	$23,789,478	(1,000,000)	$(1,000)	$(9,646,309)	$14,189,906

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Scio Diamond Technology Corporation (referred to herein as the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada as Krossbow Holding Corp. on September 17, 2009. The original business plan of the Company was focused on offsetting carbon dioxide (“C02”) emissions through the creation and protection of forest-based carbon “sinks.” The Company has since abandoned its original business plan and restructured its business to focus on man-made diamond technology development and commercialization.

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

Going Concern

The Company has generated very little revenue to date and consequently its operations are subject to all risks inherent in the establishment and commercial launch of a new business enterprise.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•                                          Focused efforts on the construction and start-up of its state-of-the-art manufacturing facility in South Carolina in order to begin production and generate revenues; and

•                                          Ongoing solicitation of investment in the Company in the form of a private placement of common shares, secured and unsecured debt to accredited investors.

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

Accounting Basis

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts, sales returns, provision for inventory obsolescence, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, employee stock options, and contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts recorded could differ materially from those estimates

Fair Value of Financial Instruments

The  carrying  value  of  cash and cash equivalents,  accounts  payable  and  notes  payable  approximate  their  fair  value  due  to  the  short-term nature of  these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less when purchased to be cash equivalents.  At March 31, 2013 and 2012, the Company held no cash equivalents.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	March 31,
	2013	2012
Common stock options and warrants	9,609,295	370,014

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company also maintains a provision for estimated returns and allowances based upon historical experience.  The Company has determined that an allowance was not necessary at March 31, 2012 or 2013.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method.  The components of inventories are as follows:

	March 31, 2013	March 31, 2012
Raw materials and supplies	$64,255	$—
Work in process	—	—
Finished goods	474,693	2,502
	538,948	2,502
Inventory reserves	—	—
	$538,948	$2,502

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight line basis beginning at the time it is placed in service, based on the following estimated useful lives:

Years
Machinery and equipment	3–15
Furniture and fixtures	3–10
Engineering equipment	5–12

Leasehold improvements are depreciated over the lesser of the remaining term of the lease or the life of the asset (generally three to seven years).

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Manufacturing equipment was placed into service beginning July 1, 2012.

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the years ended March 31, 2013 or 2012. During the year ended March 31, 2013 intangible assets in the amount of $7,534,063 were assigned to specific patents and considered placed in service due to their inherent nature in the Company’s manufacturing process. These patents are being amortized over a period ranging from 6.75 years to 15.67 years.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized in accordance with Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes.

Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of March 31, 2012 or 2013.  Income tax returns subject to review by taxing authorities include March 31, 2010, 2011, 2012 and 2013.

Stock-based Compensation

Stock-based compensation for the value of stock options is estimated on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account implied volatility in the price of the Company’s stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of the Company’s stock on the grant date and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment.

Concentration of Credit Risk

During the year ended March 31, 2013 the Company received a significant amount of its total revenues with two customers.  One customer accounted for 84% of total revenues for the Company and purchased substantially all of the Company’s production output. The second customer purchased a substantial portion of the Company’s by-product inventory and accounted for 11% of total revenues for the Company and 94% of the Company’s accounts receivable at March 31, 2013.  No such concentration existed as of March 31, 2012 as the Company was not in operational status as of that time.

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

In addition, GAAP requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. On August 31, 2011, the Company issued to certain current and former stockholders of Apollo Diamond Inc. (“ADI”) that were at that time accredited investors subscription rights valued at $11,040,000 for the purchase of ADI assets disclosed in Note 2 measured at fair value on a nonrecurring basis. The fair value of the ADI subscription rights was determined based on an appraisal which used the Black-Scholes model whose assumptions were considered by management to be a Level 3 input. During June 2012, the Company issued to certain current and former stockholders of Apollo Diamond Gemstone Corporation (“ADGC”) that are accredited investors subscription rights valued at $770,000 for the purchase of ADGC assets disclosed in Note 2 measured at fair value on a nonrecurring basis. The fair value of the ADGC subscription rights was determined using the Black-Scholes model whose assumptions were considered by management to be a Level 3 input.

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

In July 2012 the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this new standard in the fiscal year ended March 31, 2013 and the adoption did not have a significant impact on its financial statements.

There are currently no other accounting standards that have been issued but not yet adopted by the Company that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 2 — ASSET PURCHASES

The Company purchased certain assets from ADI on August 31, 2011, consisting primarily of diamond growing machines and certain intellectual property related thereto. The purchase price consisted of an aggregate of $2,000,000 in a combination of cash and a promissory note bearing interest at 4.00% annually, plus the subscription rights for certain current and former stockholders of ADI qualifying as accredited investors to acquire approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”). The Company has estimated the fair value of these ADI subscription rights to acquire shares of common stock of the Company for $0.01 per share to be $0.69 per right. At the date of the transaction, the fair value of the subscription rights was $11,040,000, and this amount was credited to additional paid-in capital. The fair value of the ADI subscription rights was determined using the Black-Scholes model with the following assumptions: estimated volatility of 100%, risk free interest rate of 0.1%, and an expected life of 1 year. The promissory note from this asset purchase was settled in full in December 2012.

The following table reflects our purchase price allocation of the assets at the time of acquisition:

Machinery and equipment	$943,685
Reactors	2,311,818
In-process research and development	9,784,497
Total	$13,040,000

The Company utilized a third-party valuation as part of its determination of the fair value of the assets acquired on the date of acquisition. The final amounts allocated to the ADI assets acquired are based upon the results of that valuation appraisal.

On June 5, 2012, the Company acquired certain of the assets of ADGC (the “ADGC Asset Purchase”), consisting primarily of lab-created diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the right for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that the ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC Stockholder Offering”). The Company paid the $100,000 cash portion of the ADGC Asset Purchase during the month of December 2012. The ADI/ADGC Stockholder Offering began in June and was completed in March 2013. At the date of the transaction, the Company estimated the fair value of such subscription rights to be $0.79 per right and the aggregate fair value of such subscription rights was $790,000.  This amount was credited to additional paid-in capital. The fair value of such rights to acquire shares of common stock of the Company was determined using the Black-Scholes model. Subsequent to the date of the transaction, the Company obtained a third-party valuation to support the fair value of the assets acquired. This valuation determined a slightly lower value of $770,000 for the subscription rights and adjusted the purchase price allocation between inventory and in-process research and development.  Adjustments were made in the March 31, 2013 financial statements to reflect this modification of final purchase price and asset allocation.  The final amounts allocated to the ADGC assets acquired are based upon the results of that valuation appraisal and the following table reflects our final purchase price allocation of the assets:

Inventory	$269,000
In-process research and development	601,000
Total	$870,000

The ADI/ADGC Stockholder Offering was completed in March 2013 and resulted in the issuance of an aggregate of 16,766,773 shares of the Company’s common stock.

NOTE 3 — INTANGIBLE ASSETS

During the year ended March 31, 2013, the Company evaluated its patent portfolio and allocated $7,534,063 of the previously acquired in-process research and development to specific patents that are being used by the Company for its manufacturing operations. These patents were considered in service by the Company during the year and the values assigned are being amortized on a straight-line basis over the remaining effective lives of the patents.

Intangible assets consist of the following:

		March 31,	March 31,
	Life	2013	2012
Patents, gross	6.75 – 15.67	$7,534,063	$—
In-process research and development	Indefinite	2,851,435	9,784,497
		10,385,498	9,784,497
Accumulated amortization		369,847	—
Net intangible assets		$10,015,651	$9,784,497

Total amortization expense during the year ending March 31, 2013 was $369,847. There was no amortization expense for the year ended March 31, 2012.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
March 31, 2014	$739,694
March 31, 2015	739,694
March 31, 2016	739,694
March 31, 2017	739,694
March 31, 2018	739,694
Thereafter	$3,465,746

NOTE 4 — NOTES PAYABLE

In conjunction with the purchase of certain assets from ADI on August 31, 2011, the Company entered into a promissory note bearing interest at 4.00% annually and which was due and payable in full on September 1, 2012.  As of March 31, 2012, $125,000 of the promissory note to ADI remained unpaid.  The promissory note was paid in full during the fiscal year ended March 31, 2013.

NOTE 5 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

During the fiscal year ended March 31, 2012 the Company had the following issuances of capital stock:

•                                          On August 5, 2011, 3,200,000 shares were issued in a 2-for-1 forward split from Krossbow Holding Corp. stockholders.

•                                          As part of a private placement, 2,517,570 shares were issued at a price of $0.70 per share for total cash proceeds, net of fees, of $1,679,064.

•                                          13,000,000 shares were issued at a market value price of $0.02 per share to purchase the name “Scio Diamond Technology Corporation” (the “Scio Name”) for a total purchase price of $260,000.  The Company purchased the Scio name from a privately-held Nevada corporation named Scio Diamond Technology Corporation (“Private Scio”).  The Company and Private Scio are entities under common control.  ASC 805-50-30-5 states that when accounting for a transfer of assets between entities under common control, the entity that receives the asset shall initially measure the recognized asset at the carrying amount in the accounts of the transferring entity at the date of the transfer.  As the Scio Name acquired had no carrying value, the value of the shares given to purchase the Scio name were recorded as a deemed distribution so that the accounting basis of the Scio name remained at zero.

•                                          The Company issued 16 million subscription rights with an exercise price of $0.01 per share to certain current and former stockholders of ADI as part of the ADI asset purchases discussed in Note 2.

•                                          During the three months ended December 31, 2011, the Company issued 3,908,000 shares at a price of $0.70 per share for total cash proceeds, net of fees, of $2,672,059.

•                                          In January 2012, the Company issued 1,875,500 shares of common stock at a price of $0.70 for total net cash proceeds of $94,499.

During the fiscal year ended March 31, 2013 the Company had the following issuances of capital stock:

•                                          The Company issued 1 million subscription rights with an exercise price of $0.01 per share to certain current and former stockholders of ADGC as part of the ADGC asset purchases discussed in Note 2.

•                                          The Company issued 4,891,250 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60 at a unit price of $0.80 for total net cash proceeds of $3,913,000.

•                                          The Company issued 16,766,773 shares under the ADI and ADGC subscription rights.

•                                          The Company issued 46,250 shares of common stock in lieu of cash payments to certain vendors.

•                                          The Company issued 19,469 shares upon exercise of certain outstanding warrants;

The Company had 47,736,812 shares of common stock issued and outstanding as of March 31, 2013 of which 1,000,000 were held in treasury.  This total does not include the 1,000,000 indemnity shares authorized for issuance by our Board of Directors on March 25, 2013.

As of March 31, 2013, the Company had 5,516,795 warrants outstanding.  425,545 warrants have exercise prices of $.70 per share and expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work, placement agent services, and in exchange for cash discounts on facility rent and are valued at $0.52 per warrant using the Black-Scholes option pricing model.  The Company had 4,891,250 of warrants outstanding with exercises prices of $1.60 that expire in 2015.  These warrants were issued as part of the units issued during the year ended March 31, 2013.  In addition, during the fiscal year ended March 31, 2013, the Company issued 200,000 warrants which remain outstanding with an exercise price of $1.60 that expire in 2018 in exchange for consulting services and are valued at $0.57 per warrant using the Black-Scholes option pricing model.

NOTE 6 — SHARE-BASED COMPENSATION

The Company currently has one equity-based compensation plan under which stock-based compensation awards can be granted to directors, officers, employees and consultants providing bona fide services to or for the Company.   The Company’s 2012 Share Incentive Plan was adopted on May 7, 2012 (the “2012 Share Incentive Plan” or “Plan”) and allows the Company to issue up to 5,000,000 share of its common stock pursuant to awards granted under the 2012 Share Incentive Plan.  The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing.  The only awards that have been issued under the Plan are stock options.   Because the Plan has not been approved by our shareholders, all such stock option awards are non-qualified stock options.  The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of March 31, 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Options Outstanding March 31, 2012	—	$—
Granted	11,417,500	0.85
Exercised	—	—
Expired/cancelled	7,325,000	0.84
Options Outstanding March 31, 2013	4,092,500	$0.87	2.54
Exercisable at March 31, 2013	1,626,333	$0.81	2.29

The intrinsic value of options outstanding and of options exercisable at March 31, 2013 was $299,900 and $176,109, respectively.

A summary of the status of non-vested shares as of March 31, 2013 and changes during the year ended March 31, 2013 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2012	—	$—
Granted	11,417,500	0.59
Vested	(3,626,222)	0.55
Expired/cancelled: non-vested	(5,325,000)	0.59
Non-vested at March 31, 2013	2,466,278	$0.65

•                                          On May 7, 2012 the Company granted to five key management personnel options to purchase a total of 4,660,000 share of the Company’s stock at $0.70 per share.  1,310,000 of the options vested immediately on the date of grant and the remaining options were to be earned based upon specific management objectives.  The Black-Scholes model assumptions made to calculate the grant date fair value of the options are as follows:  expected dividend yield- 0.0%, risk-free interest rate- 0.79%, expected life in years- 3, and expected volatility of 100%.

•                                          On July 10, 2012, the Company granted to a non-executive employee options to purchase a total of 7,500 shares of the Company’s stock at $0.80 per share.  1,500 of these options vested immediately and the remainder is to vest based upon specific management objectives.  The Black-Scholes model assumptions made to calculate the grant date fair value of the options are as follows:  expected dividend yield- 0.0%, risk-free interest rate- 0.63%, expected life in years- 3, and expected volatility of 100%.

•                                          On August 3, 2012, the Company granted to three executive officers options to purchase a total of 1,100,000 shares of the Company’s stock at $0.80 per share.  The options will vest upon the achievement of specific management objectives.  The Black-Scholes model assumptions made to calculate the grant date fair value of the options are as follows:  expected dividend yield- 0.0%, risk-free interest rate- 0.67%, expected life in years- 3, and expected volatility of 100%.

•                                          On November 30, 2012, the Company’s former Chief Executive Officer and former Chief Financial Officer resigned from the Company.  Pursuant to agreements entered into in connection with their respective resignations, an aggregate of 2,725,000 unvested and an aggregate of 1,400,000 vested stock options, for a total of 4,125,000 stock options, previously granted to these officers were forfeited.  In addition, the Chief Executive Officer surrendered 1,000,000 shares of common stock with $0.001 par value to the Company, which are held in treasury.

•                                          On December 5, 2012, the Company granted to Stephen D. Kelley, its then newly-appointed Chief Executive Officer, options to purchase a total of 3,200,000 shares of the Company’s stock at $1.01 per share.  On January 24, 2013, Mr. Kelley resigned from the Company.  No options granted to Mr. Kelley had been exercised as of his date of resignation, and accordingly pursuant to his stock option award agreement, all his stock options were forfeited on that date.  The Black-Scholes model assumptions made to calculate the grant date fair value of the options are as follows:  expected dividend yield- 0%, risk-free interest rate- 0.61%, expected life in years- 5, and expected volatility of 100%.

•                                          On December 14, 2012, the Company granted its four then existing members of the Board of Directors options to purchase a total of 250,000 shares of the Company’s stock as compensation for serving on the Board during 2012.  These options were fully vested on the date granted.  The Black-Scholes model assumptions made to calculate the grant date fair value of the options are as follows:  expected dividend yield- 0%, risk-free interest rate- 0.34%, expected life in years- 3, and expected volatility of 100%.

•                                          On February 2, 2013, the Company granted to Mr. Michael McMahon, its newly-appointed Chief Executive Officer options to purchase a total of 1,500,000 shares of the Company’s stock at $0.93 per share.  Of the 1,500,000 stock options, 234,375 stock options vested immediately upon employment and 1,265,625 stock options to vest upon the achievement of specific management objectives including employment tenure, cumulative cash flow and cumulative revenue.  As of the date of grant, management of the Company anticipated that the average term of the options granted to Mr. McMahon would be three years, and the Company reserved a pool of shares to be issued upon exercise of such options.  Using the Black-Scholes option pricing model, management determined that the options issued on February 2, 2013 had a value of $0.60 per option on the date of the grant, and total compensation costs of $209,101 were recognized for certain of these options as of March 31, 2013. Compensation expense for the remaining options will be immediately recognized when management determines that the relevant objectives had become reasonably probable to occur.

The assumptions used and the calculated fair value of the February 2, 2013 options are as follows:

• Expected dividend yield	0.00%
• Risk-free interest rate	0.40%
• Expected life in years	3.00
• Expected volatility	106%
• Weighted average calculated value of options granted	$0.60

•                                          On March 25, 2013 the Company granted to Mr. Jonathan Pfohl, its newly-appointed Chief Financial Officer, options to purchase a total of 700,000 shares of the Company’s stock at $0.83 per share.  Of the 700,000 stock options, 126,583 stock options vested immediately upon employment and 573,417 stock options to vest upon the achievement of specific management objectives including employment tenure, cumulative cash flow and cumulative revenue.  As of the date of grant, management of the Company anticipated that the average term of the options granted to Mr. Pfohl would be three years, and the Company reserved a pool of shares to be issued upon exercise of such options.  Using the Black-Scholes option pricing model, management determined that the options issued on March 26, 2013 had a value of $0.53 per option on the date of the grant, and total compensation costs of $77,359 were recognized for certain of these options as of March 31, 2013. Compensation expense for the remaining options will be immediately recognized when management determines that the relevant objectives had become reasonably probable to occur.

The assumptions used and the calculated fair value of the March 25, 2013 options are as follows:

• Expected dividend yield	0.00%
• Risk-free interest rate	0.38%
• Expected life in years	3.00
• Expected volatility	106%
• Weighted average calculated value of options granted	$0.53

On March 25, 2013, the Board of Directors authorized the issuance of 50,000 warrants at an exercise price of $1.60 per share to Theodorus Strous, a member of the Board, as compensation for Mr. Strous’ efforts in connection with the Company’s largest customer and not as compensation in his capacity as a member of the Board.  In addition, on March 25, 2013, the Board of Directors authorized the issuance of 150,000 warrants at an exercise price of $1.60 per share to an unaffiliated third party as compensation for his efforts in connection with the Company’s largest customer.  All such warrants were fully vested at the time of grant and have five years until expiration.  The Company recognized $113,760 in expense as professional and consulting fees related to these warrant grants in the fiscal year ended March 31, 2013.

The assumptions used and the calculated fair value of the March 25, 2013 warrants are as follows:

• Expected dividend yield	0.00%
• Risk-free interest rate	0.80%
• Expected life in years	5.00
• Expected volatility	106%
• Weighted average calculated value of warrants granted	$0.57

Also on March 25, 2013, the Board of Directors authorized the issuance of 500,000 shares of the Company’s common stock to Edward S. Adams, Chairman of the Board, and 500,000 shares of the Company’s common stock to Michael R. Monahan, a member of the Board, to indemnify Messrs. Adams and Monahan under applicable law and the Company’s charter documents for shares of Company common stock transferred by them in May 2012 to certain individuals in settlement of a complaint filed by such individuals against Messrs. Adams and Monahan, their respective spouses, the law firm of Adams Monahan LLP, Mr. Joseph Lancia (our former President and Chief Executive Officer), the Company, and, as a nominal defendant, Private Scio.  The Company recognized $830,000 as professional and consulting fees related to this authorization for indemnity.  As of March 31, 2013 these shares had not been issued by the Company.

For the years ended March 31, 2013 and 2012, the Company recognized $1,996,426 and $0, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

At March 31, 2013, unrecognized compensation cost related to non-vested awards was $1,265,827.  This cost is expected to be recognized over a weighted average period of 2.71 years.  The total fair value of shares vested during the years ended March 31, 2013 and 2012 was $1,873,609 and $0, respectively.

NOTE 7 — OTHER INCOME

During the year ended March 31, 2012, the Company received grants totaling $75,000 as incentive for locating its production facilities in Greenville, South Carolina.  At March 31, 2012, the Company had met all conditions with respect to the grants and accordingly has included them in other income for the period ended March 31, 2012.  The Company recognized no other income for the period ended March 31, 2013.

NOTE 8 — OPERATING LEASES

The Company leases office space at locations in Hudson, Massachusetts and Greenville, South Carolina. Under the terms of the leases, the Company is obligated to pay escalation rentals for certain operating expenses and real estate taxes. The Company’s lease in Hudson, Massachusetts expires in January 2014 and the Greenville, South Carolina lease expires in March 2019.  The Company also leases electrical equipment in its production facility in South Carolina. The Company recognized $426,023 and $82,895 in lease expense for the fiscal years ending March 31, 2013 and 2012, respectively.  Minimum future rental payments under the leases are summarized as follows:

2014	$383,134
2015	347,851
2016	361,660
2017	224,410
2018	224,410
2019 and thereafter	$224,411

NOTE 9 — RELATED PARTIES

The Company incurred expenses of $106,229 and $239,988 for professional and consulting services provided by AdamsMonahan, LLP, a firm in which our Board members, Edward S. Adams and Michael R. Monahan, are partners, for the years ended March 31, 2013 and 2012, respectively.

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

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of lab-created diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share. These rights were valued at $770,000 based on an independent third-party appraisal.  Mr. Adams and Mr. Monahan served in various capacities with ADGC through early 2011.

Robert C. Linares was elected to the Board of Directors in January 2013.  Dr. Linares is the father-in-law of Edward S. Adams, the Chairman of our Board of Directors. The ADI/ADGC Stockholder Offering was completed in March 2013 and resulted in the issuance of an aggregate of 16,766,773 shares of the Company’s common stock.

On January 29, 2013, the Board of Directors approved an arrangement under which the Company and two of our board members, Edward S. Adams and Michael R. Monahan, have jointly engaged outside counsel to pursue a complaint against a former Company service provider.  Claims being considered include both claims on behalf of the Company and claims on behalf of Messrs. Adams and Monahan individually. The terms of the engagement include an agreement for the Company, on the one hand, and Messrs. Adams and Monahan, on the other, to split the costs of pursuing this matter, and to split any recoveries obtained from the service provider.  In the event the complaint is unsuccessful, the Board has agreed that the Company will indemnify Messrs. Adams and Monahan for all monies paid by them in pursuit of the complaint.  The Company recognized $100,000 in expense during the fiscal year ending March 31, 2013 to reflect fees paid to the outside counsel to pursue this complaint, of which $50,000 was paid to the outside counsel by the Company and $50,000 was accrued by the Company as a potential liability for the indemnification.  The Company is unable to determine the aggregate costs it will ultimately incur or the aggregate recoveries it will ultimately obtain, if any.

On March 6, 2013, the Board of Directors retained two directors, Mr. Michael Monahan and Mr. Theo Strous, to provide consulting services for the Company at a total cost of $11,000 and $4,000 respectively, per month.  The Company recognized $15,000 in consulting expense for these services during the fiscal year ended March 31, 2013.

On May 7, 2012, Kristoffer Mack and Paul Rapello, shareholders of Loblolly, Inc. (f/k/a Scio Diamond Technology Corporation) (referred to in this report as Private Scio), derivatively and on behalf of nominal defendant Private Scio (collectively, the “Plaintiffs”) filed a claim in the U.S. District Court for the District of Minnesota against Edward S. Adams (our Chairman), Denise L. Adams, Michael R. Monahan (our director), Julie C. Monahan, the law firm of Adams Monahan LLP (“AMLLP”), Joseph Lancia (our former Chief Executive Officer) and the

Company (collectively, the “Defendants”) and Private Scio, as a Nominal Defendant.  The complaint alleged (i) against Messrs. Adams, Monahan and Lancia, AMLLP and the Company, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and violation of Minnesota Statutes §§ 80A.68 and 80-A.76, (ii) against Messrs. Adams, Monahan and Lancia and AMLLP, breach of fiduciary duty, (iii) against Messrs. Adams and Monahan and AMLLP, malpractice, (iv) against all Defendants, rescission of the transactions set forth in the Scio Asset Purchase Agreement and (v) against Adams, Monahan and AMLLP, usurpation of a corporate opportunity.  Each allegation relates to, among other things, certain actions taken in connection with the asset purchase contemplated in the Scio Asset Purchase Agreement, the ADGC Asset Purchase, and the ADI/ADGC Stockholder Offering.

The Plaintiffs sought direct and consequential damages in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest and reasonable attorneys’ fees and costs, rescission of the alleged improper corporate transactions, a constructive trust in favor of Private Scio  based on the alleged usurpation of corporate opportunities, and other appropriate equitable and other relief.  On May 11, 2012, four days after the complaint was filed, the Plaintiffs voluntarily dismissed the complaint with prejudice.  This voluntarily dismissal was the result of a settlement agreement whereby Messrs. Adams and Monahan transferred to the Plaintiffs 1,000,000 shares of common stock of the Company held by them, and Mr. Adams transferred to the Plaintiffs a cash payment in the amount of $90,000.

On March 25, 2013, the Board of Directors reviewed the facts of the litigation described above and the settlement, and agreed to accept liability for the settlement and authorized the following to indemnify Messrs. Adams and Monahan, members of the Board, under applicable law and the Company’s charter documents for expenses incurred and shares of Company common stock and cash transferred by them in settlement of the litigation:  (i) the issuance of 500,000 shares of the Company’s common stock to each of Messrs. Adams and Monahan, (ii) the payment of $90,000 to Mr. Adams for amounts paid by him to settle the complaint, and (iii) any other amounts and expenses paid in connection with stockholder litigation matters involving certain current and former stockholders of the Company.  During the fiscal year ended March 31, 2013, the Company recognized $946,555 in expense related to the foregoing indemnification.  Of this amount, $830,000 represents non-cash expenses related to the value of the Company common stock to be issued

Also on March 25, 2013, the Board of Directors authorized the issuance of a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.60 per share to Theodorus Strous, a member of the Board, as compensation for Mr. Strous’ efforts in connection with the Company’s largest customer and not as compensation in his capacity as a member of the Board.  These warrants were fully vested at the time of grant and the Company recognized $28,440 in expense related to these warrants in the fiscal year ended March 31, 2013.

NOTE 10 — INCOME TAXES

There was no current or deferred tax expense (benefit) for the years ended March 31, 2013 and 2012.

The deferred tax asset (liability) at March 31, 2013 and 2012 consists of the following types of temporary differences and their related tax effects:

	At March 31, 2013	At March 31, 2012
Accrued expenses	$187,640	$27,659
Property and equipment	(112,563)	(3,321)
Capitalized startup/acquisition costs	633,713	679,697
Federal and state net operating loss carry-forward	2,122,402	15,302
Trade name	92,572	97,888
Intangible assets	(55,685)	—
Nonqualified Options	59,029	72,440

Valuation allowance	(2,927,108)	(889,665)
Total	$—	$—

The Company recorded a valuation allowance against its net deferred tax asset at March 31, 2013 and March 31, 2012, as the Company believes that it is more likely than not that this asset will not be realized.

	At March 31, 2013		At March 31, 2012
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$(2,476,000)	(34.0)%	$(702,746)	(34.0)%
Increase (decrease) resulting from:
State income tax expense	—	0.0%	(69,190)	(3.3)%
Change in valuation allowance	1,846,204	25.3%	779,177	37.7%
Incentive stock options	625,235	8.6%	—	0.0%
Other, net	4,561	0.1%	(7,241)	(0.4)%

Total	$—	0.0%	$—	0.0%

The Company had federal and state net operating loss carry-forwards (“carry-forward”) of $5,646,000 and $41,000 at March 31, 2013 and 2012 respectively.  These carry-forwards start to expire in the year 2031.

NOTE 11 — LITIGATION

In the course of ordinary business operations, the Company at times may be subject to, or involved in, certain legal disputes or actions arising out of claims from third parties or by claims made on behalf of the Company itself.  As of March 31, 2013 there were no outstanding claims by the Company or against the Company.

NOTE 12 — SUBSEQUENT EVENTS

On May 13, 2013, Mr. Bernard McPheely a member of our Board of Directors tendered his resignation from the Board.  As of June 17, 2013, no one has been appointed to replace Mr. McPheely.

On June 4, 2013 the Company engaged Arque Capital LTD., Maxwell Simon, Inc., and Stonegate Securities, Inc. to assist the Company in future capital raising activities.  The Company agreed to issue 165,000, 162,500 and 200,000 shares of its common stock to each of Arque Capital LTD., Maxwell Simon, Inc. and Stonegate Securities Inc. respectively as partial compensation for these engagements.

On June 21, 2013, the Company entered into a loan agreement with Platinum Capital Partners, LP providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  On June 21, 2013, $910,000 was drawn on the facility.  The Company plans to utilize these funds and amounts drawn in the future to fund its ongoing operations.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month, and a service charge of 3% applies to late payments.  The loan agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The credit facility matures on June 20, 2014.  The loan agreement contains a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, the Company granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.

END NOTES TO FINANCIALS

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2013, we carried an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the criteria set forth in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During that assessment, management identified the following material weaknesses and significant deficiencies in our internal control over financial reporting, which are common in small companies. These material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer following the end of the fiscal year covered by this report:

•                                          Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and functioning of required internal controls and procedures;

•                                          Insufficient communication process in connection with period end financial disclosure and reporting; and

•                                          Lack of implementation of adequate written documentation of our internal control policies and procedures; and

•                                          Due to our small size, limited segregation of duties in certain areas of our financial reporting and other accounting processes and procedures.

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

During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  The effectiveness of efforts the Company has made to remediate the identified material weaknesses have been limited by recent changes in the Company’s outside law firm and turnover of the Chief Executive Officer and Chief Financial Officer positions.  We have taken steps to enhance and improve the design of our internal control over financial reporting, and we plan to take additional steps during our fiscal year ending March 31, 2014.

To further remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2014:

•                                          Adding one or more independent directors and establishing an audit committee;

•                                          Implementation of documented control structure and related procedures

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

Changes in Internal Controls

Other than described above, there were no significant changes in our internal controls over financial reporting that occurred during our fiscal year ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

NONE

PART II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of June 17, 2013:

Name	Age	Position with the Company	Since
Directors
Edward S. Adams	50	Chairman	August 5, 2011
Michael R. Monahan	46	Director	August 5, 2011
Theodorus Strous	62	Director	December 21, 2011
Robert C. Linares	77	Director	January 29, 2013

Non-Director Executive Officers
Michael W. McMahon	62	Chief Executive Officer	January 29, 2013
Jonathan Pfohl	46	Chief Financial Officer	March 4, 2013

Our bylaws provide that each director is to be elected at our annual meeting by the stockholders and serve until his or her successor is elected and qualified at the next annual meeting, unless he or she resigns or is removed earlier. The Company has not held an annual meeting and each member of our Board was initially appointed by vote of the Board in existence immediately prior to his appointment and has continued to serve since that time.  Directors serve until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

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

Edward S. Adams and Michael R. Monahan make up the Executive Committee of the Board of Directors.

EDWARD S. ADAMS. Edward S. Adams serves as non-executive chairman of the board of directors of the Company.  Mr. Adams has nearly twenty years of experience in corporate finance and founded and operated a FINRA and SEC licensed boutique investment banking firm from 2007-2012.  Mr. Adams is a founding partner in the corporate law firm of Adams Monahan, LLP.  Mr. Adams holds an endowed chair in finance and law at the University of Minnesota Law School and teaches courses at both the Law School and in the graduate MBA program at the Carlson School at the University of Minnesota.  His financial and legal experience qualifies him to serve as a director.

MICHAEL R. MONAHAN. Michael R. Monahan is a non-executive director of the Company.  Mr. Monahan has nearly ten years of experience in corporate finance and founded and operated a FINRA and SEC licensed boutique investment banking firm from 2007-2012.  Mr. Monahan is a founding partner in the corporate law firm of Adams Monahan, LLP with more than twenty years of legal experience.  His financial and legal experience qualifies him to serve as a director.

THEODORUS STROUS. Theodorus Strous has served as a non-executive director of the Company’s Board of Directors since December 2011.  Since March 2013 Mr. Strous has served as a Director of Rough to Ready ICC, a company which structures alternative investment vehicles, where he is responsible for investment strategy.  Mr. Strous previously served, from October 2010 until March 2013, as a Senior Advisor to the Board of Diamond Asset Advisors AG, a company active in developing alternative investment structures, related to the diamond industry, for institutional and other qualified investors. Before that, Mr. Strous was a managing director and a member of the executive committee of the Antwerp Diamond Bank from 1999 until 2010, and from 2007 until May 2010 he was Chairman of the board of directors of ADB Private Equity Ltd.  Prior to that, Mr. Strous ran a diamond industry consultancy business. As an executive with ABN Amro Bank, Mr. Strous held numerous management positions from 1988 to 1997. From 1985 to 1988, Mr. Strous was employed by Amro Bank (Belgium) to help salvage and restructure the bank’s diamond credit portfolio. Mr. Strous’ extensive diamond industry experience provides him with relevant insight as a director.

ROBERT C. LINARES.  Dr. Robert C. Linares was appointed to our Board of Directors on January 29, 2013.  Dr. Linares is a co-founder of the Diamond Technology and is the former Chairman and Chief Executive Officer of ADI and ADGC.  Dr. Linares brings extensive and diverse experience in the field of crystal growth technologies, having held positions with Bell Laboratories, Perkin Elmer, M/A-COM (now part of Tyco Electronics) and Spectrum Technology, Inc., a company he founded and was sold to NERCO Advanced Materials (NYSE: NER).  Dr. Linares holds a doctorate in chemical engineering as well as a master’s in business administration.  His extensive knowledge of the Diamond Technology and crystal materials qualifies him as a director.

MICHAEL W. MCMAHON. Michael W. McMahon was appointed to serve as our Chief Executive Officer on January 29, 2013.  Prior to that time, from May 2006 until September 2011, Mr. McMahon was the President of Unique Solutions, LLC, a company that provides expertise in the control of engineering and construction projects, and from September of 2001 until May of 2006 he served as a Senior Vice President with Fluor Corporation, a leading engineering construction company.  From August 1994 until August of 2001, Mr. McMahon was a Senior Vice President with Jacobs Engineering Corporation, a provider of technical, professional and construction services.

JONATHAN M. PFOHL.  Jonathan M. Pfohl was appointed to serve as our Chief Financial Officer on March 4, 2013 and had been serving as Interim Chief Financial Officer of the Company since January 16, 2013.  Before that time he had served since December 19, 2012 as an independent contractor providing accounting, finance and related services to the Company through his consulting company Rose Creek Associates LLC.  Mr. Pfohl has more than 25 years of financial and management experience.  Before joining the Company, he served as CEO of Wireless Express LLC, one of Sprint’s largest independent distribution partners, from December 2009 to October 2013.  Prior to Wireless Express, Mr. Pfohl was CFO of Main Street Broadband LLC, a privately held wireless broadband service provider, from June 2009 to December 2009; CFO of Movida Cellular LLC, a mobile virtual network provider, from April 2007 to March 2008; and a Vice President with AirGate PCS, Inc., a provider of wireless personal communications services, from 1999 to 2005.  Mr. Pfohl has a BS-Management and an MBA-Finance from the State University of New York at Buffalo.

Family Relationships.  Dr. Linares was elected to the Board of Directors in January 2013.  Dr. Linares is the father-in-law of Mr. Adams.  Other than that relationship, we currently do not have any directors or executive officers of our Company who are related to each other.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The rules of the SEC require our directors, executive officers and holders of more than 10 percent of our common stock to file reports of stock ownership and changes in ownership with the SEC. Based on the Section 16 reports filed by our directors, executive officers and greater than 10 percent beneficial owners, and written representations of our directors and executive officers, we believe there were no late or inaccurate filings for transactions occurring during 2012 and 2013, except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Missed Reports	Number of Missed Transactions
Edward S. Adams	2	2	0	0
Thomas P. Hartness	1	1	0	0
Stephen D. Kelley	—	—	2	2
Joseph Lancia	1	1	0	0
Robert Linares	1	1	0	0
Michael W. McMahon	3	3	0	0
Bernard McPheely	1	1	0	0
Michael Monahan	2	2	0	0
Charles Nichols	2	2	0	0
Jonathan Pfohl	2	2	0	0
Theodorus Strous	2	3	0	0

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that is applicable to our executive officers, including our principal executive officer and our principal financial officer. A copy of this Code of Ethics and Business Conduct is available without charge to shareholders upon request to the Company at 411 University Ridge, Suite D, Greenville, SC 29601. We will disclose any future amendments to, or waivers from, provisions of Code of Ethics on our website as promptly as practicable, as and to the extent required under and applicable stock market standards and applicable SEC rules.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not appointed an audit committee financial expert on its Board because the Company has only recently ceased to be a development stage company and has not yet added a substantial number of independent directors or any directors who would qualify as an audit committee financial expert (as defined in Item 407 of Regulation S-K).

ITEM 11.  EXECUTIVE COMPENSATION.

The following table shows the compensation awarded to, earned by or paid to (i) each individual who served as our chief executive officer during the fiscal year ended March 31, 2013 and (ii) two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of March 31, 2013.  We had no executive officers serving as of March 31, 2013 other than our Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended March 31,	Salary		Bonus	Option Awards(1)	All Other Compensation		Total
Michael W. McMahon(2)	2013	$163,461		$—	$1,538,300	$—		$1,701,761
Chief Executive Officer	2012	40,384		—	—	33,350	(3)	73,734

Stephen D. Kelley(4)	2013	$42,308		—	$2,400,000	$11,227	(5)	$2,453,535
Former Chief Executive Officer	2012	—		—	—	—		—

Joseph D. Lancia(6)	2013	$212,192	(7)	$100,000	$1,535,000	$239,400	(8)	$2,086,592
Former President and Chief Executive Officer	2012	97,827	(7)	—	—	190,668	(9)	288,495

Jonathan M. Pfohl	2013	$10,769		$—	$448,000	$49,764	(10)	$508,534
Chief Financial Officer	2012	—		—	—	—		—

Charles G. Nichols	2013	$120,000		$—	$339,330	$26,403	(11)	$452,752
Former Chief Financial Officer	2012	25,962		—	—	—		25,962

(1)         In accordance with FASB ASC Topic 718, we chose the Black-Scholes option pricing model to determine the aggregate grant date fair value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. Assumptions made to calculate the grant date fair value of the options reported are as follows:  (a) for options to purchase 3,000,000, 600,000 and 425,000 shares granted to Messrs. Lancia, McMahon and Nichols in May 2012:  expected dividend yield- 0%, risk-free interest rate- 0.79%, expected life in years- 3, and expected volatility of 100%; (b) for options to purchase 500,000, 300,000 and 300,000 shares granted to Messrs. Lancia, McMahon and Nichols in August 2012: expected dividend yield- 0%, risk-free interest rate- 0.67%, expected life in years- 3, and expected volatility of 100%; (c) for options granted to Mr. Kelley:  expected dividend yield- 0%, risk-free interest rate- 0.61%, expected life in years- 5, and expected volatility of 100%; and (d) for options to purchase 1,500,000 and 700,000 shares granted to Messrs. McMahon and Pfohl in February 2013 and March 2013, respectively:  the assumptions set forth in Item 8, Note 9 (Share Based Compensation) of this Annual Report on Form 10-K.

(2)         Mr. McMahon was appointed Chief Executive Officer on January 29, 2013.  During fiscal 2012 and fiscal 2013 until such appointment, Mr. McMahon served as our Chief Operating Officer.

(3)         Includes $31,250, plus $2,100 in expenses, paid to Unique Solutions, LLC, of which Mr. McMahon is the president, for consulting services provided to the Company.

(4)         Mr. Kelley was appointed Chief Executive Officer of the Company effective December 5, 2012, and left the Company on January 24, 2013.  He is included in the table in accordance with applicable SEC rules.  Because Mr. Kelley was not a named executive officer in fiscal 2012, his information is only provided for fiscal 2013.  Mr. Kelley’s options were forfeited upon his departure from the Company.

(5)         Represents $11,227 for reimbursement of temporary living expenses.

(6)         Mr. Lancia left the Company on November 30, 2012 and is included in the table in accordance with SEC rules.  Mr. Lancia’s options were forfeited upon his departure from the Company.

(7)         Includes $38,250 and $37,250 paid to Mr. Lancia as director and member of the executive committee of the board of directors in accordance with our director compensation policy described below for fiscal years 2013 and 2012 respectively.

(8)        Represents $239,400 of accrued severance payments for Mr. Lancia after his departure from the Company on November 30, 2012

(9)     Includes $187,500, plus $3,168 in expenses, paid to SCA, Ltd., of which Mr. Lancia is a consultant, for consulting services provided to the Company.

(10)  Includes $42,875, plus $6,889.31 in expenses, paid to Rose Creek Associates, LLC, of which Mr. Pfohl is the president, for consulting services provided to the Company.

(11)  Mr. Nichols left the Company on November 30, 2012 and is included in the table in accordance with to SEC rules.  He was paid $26,403 in severance payments upon his departure from the Company.  With the exception of 100,000 vested options, all of Mr. Nichols options were forfeited upon his departure from the Company.  The exercise date of the options retained by Mr. Nichols was extended until May 31, 2013 per his separation agreement with the Company.  The Company recognized and this table reflects $9,580 in option expense related to this extension. These options expired unexercised on May 31, 2013.

Narrative Disclosure to Summary Compensation Table

Current Executive Officers

Michael W. McMahon                   In connection with his appointment as our Chief Executive Officer effective on February 1, 2013, Michael W. McMahon entered into an employment letter with us that supersedes the employment letter and change of control agreement he had previously entered into in connection with his employment as our Chief Operating Officer.  Under his current employment letter, Mr. McMahon is paid a base annual salary of $249,999, subject to potential increases in connection with an annual salary review by the Board of Directors. The Board of Directors, in its discretion, may award Mr. McMahon an annual bonus, which for fiscal 2013 may be up to $100,000 for achieving performance targets in our 2013 fiscal year plan following acceptance of such plan by the Board, and for performance in excess of the plan the Board may in its discretion award an additional bonus of up to $50,000.

Under his employment letter Mr. McMahon is entitled during his term of employment to participate in all employee benefit plans and programs available to similarly situated employees (subject to eligibility) that we have in force from time to time, and is entitled to 20 days paid vacation each calendar year. Mr. McMahon is also entitled to options, granted on February 2, 2013 pursuant to our 2012 Share Incentive Plan, to purchase a total of 1,500,000 shares of our common stock at $0.93 per share (the closing price of our common stock on the date of grant), vesting as follows:  options to purchase 271,250 shares vested immediately upon commencement of employment; options to purchase 234,375 shares will vest upon the six-month anniversary of his start date; options to purchase 468,750 shares will vest when we achieve cumulative revenues of $5 million (cumulative from January 1, 2013); options to purchase 234,375 shares will vest when we achieve cumulative EBITDA of $1 million (cumulative from January 1, 2013); and options to purchase 291,250 shares will vest when we achieve cumulative EBITDA of $2.5 million

(cumulative from January 1, 2013); subject to the terms of the Plan.  Mr. McMahon is subject to a proprietary information and inventions agreement, and is an employee-at-will.

Mr. McMahon’s employment letter also provides that if Mr. McMahon’s employment is terminated for any reason other than for “Cause” (as defined in the Employment Letter) or his voluntary resignation, in exchange for a general release by Mr. McMahon of us and our officers, directors, employees, shareholders, and agents from liability, as well as one-year non-solicitation and non-competition covenants from Mr. McMahon, Mr. McMahon will be entitled to receive, for twelve months following his date of termination, (i) his base salary plus (ii) $2,000 per month to offset his potential medical, dental and life insurance expenses and any premiums required under COBRA comparable state law, each paid in accordance with our payroll and benefit policies.  In addition, we will (also in exchange for a general release by Mr. McMahon of us and our officers, directors, employees, shareholders, and agents from liability) (1) extend the period during which Mr. McMahon may exercise his option with respect to any portion or all of his vested options to purchase shares to within twelve months following his date of separation, and (2) agree not to exercise any right of repurchase. All granted options will automatically vest in the event of a “change in control” of us, which will be deemed to have occurred on the date of closing of any of the following:  (i) a merger in which we are not the surviving entity, (ii) a sale of all of the outstanding shares of our stock or (iii) a sale by us of substantially all of our assets)).  In this case, the employment letter provides that the options will be exercisable for five years from the vesting date, subject to approval of the Board, provided that no options may be exercised after ten years following the date of grant.  If Mr. McMahon’s employment is terminated for “Cause” or due to his voluntary resignation, he will not be entitled to severance or benefit payments.

In addition, under the employment letter, in the event Mr. McMahon’s employment is terminated, for any reason other than for “Cause” or his voluntary resignation, during the four-month period before or the twelve-month period after a “change in control” that implies a Company value of $50,000,000 or more, Mr. McMahon will be entitled to (i) a lump-sum cash payment equal to the sum of (a) 2.0 times his annual base salary on the day before the change in control or the day before termination, whichever is higher, plus (b) any base salary or bonus earned or accrued through the date of termination and not previously paid, and (ii) payment of $2,000 per month for 24 months, which payments are intended to offset potential medical, dental and life insurance expenses.  Mr. McMahon would also remain subject to the terms of our proprietary information and inventions agreement.

For purposes of Mr. McMahon’s employment letter, “Cause” means:  (i) conviction of, or plea of guilty or no contest by Mr. McMahon of a felony or crime of dishonesty or moral turpitude; (ii) Mr. McMahon’s commission, as determined by the Board, of an intentional act, or an act of fraud, dishonesty, or theft affecting our property, reputation, or business; (iii) Mr. McMahon’s willful and persistent neglect of the duties and responsibilities of his position; (iv) failure or refusal to carry out the lawful directives of the Board; (v) diverting any of our or our affiliates’ business opportunities for his own personal gain; (vi) misrepresentation of a significant fact on his employment application and/or resume; (vii) misuse of alcohol or drugs affecting work performance, or (viii) death or disability that prevents him from performing the essential functions of his position with or without reasonable accommodation.

On May 7, 2012, we entered into an option grant agreement with Mr. McMahon during his service as our Chief Operating Officer under which we granted to Mr. McMahon an option to purchase up to 300,000 shares of common stock at an exercise price of $0.70 per share, subject to the achievement of certain performance milestones by us as set forth below, and an option to purchase up to 300,000 shares of common stock at an exercise price of $0.70 per share, vesting immediately.  The incrementally vesting options vest upon the achievement of certain performance milestones by us as set forth below:

Percentage of Option Vested	Performance Milestone
10%	Delivery of ten machines to South Carolina production
20%	Production of 1,000 gross carats
30%	Achievement of one-month positive operating cash flow
40%	Achievement of two consecutive quarters of profitability

On August 13, 2012, we entered into an option grant agreement with Mr. McMahon during his service as our Chief Operating Officer under which we granted to Mr. McMahon an option to purchase up to 300,000 shares of common stock at an exercise price of $0.80 per share, subject to the achievement of certain performance milestones by us as set forth below:

Percentage of Option Vested	Performance Milestone
20%	Implementation of laser operation in South Carolina
40%	Achievement of $1M in EBITDA cumulative from July 1, 2012
40%	Achievement $5M in revenue cumulative from July 1, 2012

Jonathan M. Pfohl. Mr. Pfohl was appointed as our Chief Financial Officer on March 4, 2013.  In connection with his appointment, Mr. Pfohl entered into an employment letter with us under which he is paid a base annual salary of $200,000, subject to potential increases in connection with an annual salary review by the Board of Directors. The Board of Directors, in its discretion, may award Mr. Pfohl an annual bonus, which for fiscal 2013 may be up to $60,000 for achieving performance targets in our 2013 fiscal year plan following acceptance of such plan by the Board, and for performance in excess of the plan the Board may in its discretion award an additional bonus of up to $30,000. Mr. Pfohl is also entitled to a lump sum payment of $3,000 per month for temporary living expenses in Greenville, South Carolina for a period of twelve months, subject to extension upon the approval of our Chief Executive Officer.

Under his employment letter Mr. Pfohl is entitled during his term of employment to participate in all employee benefit plans and programs available to similarly situated employees (subject to eligibility) that we have in force from time to time, and is entitled to 20 days paid vacation each calendar year. Mr. Pfohl is also entitled to receive options, granted on March 25, 2013 pursuant to our 2012 Share Incentive Plan, to purchase a total of 700,000 shares of our common stock at $0.83 per share (the closing price of our common stock on the date of grant), vesting as follows:  options to purchase 126,583 shares vested immediately upon commencement of employment; options to purchase 109,375 shares will vest upon the six-month anniversary of his start date; options to purchase 218,750 shares will vest when we achieve cumulative revenues of $5 million (cumulative from January 1, 2013); options to purchase 109,375 shares will vest when we achis cumulative EBITDA of $1 million (cumulative from January 1, 2013); and options to purchase 135,917 shares will vest when the Company achieves cumulative EBITDA of $2.5 million (cumulative from January 1, 2013); subject to the terms of the Plan.  Mr. Pfohl is subject to a proprietary information and inventions agreement, and is an employee-at-will.

Mr. Pfohl’s employment letter also provides that if Mr. Pfohl’s employment is terminated for any reason other than for “Cause” (as defined below) or his voluntary resignation, in exchange for a general release by Mr. Pfohl of us and our officers, directors, employees, shareholders, and agents from liability, we agreed (i) to extend the period during which Mr. Pfohl may exercise his option with respect to any portion or all of his vested options to purchase shares to within twelve months following his date of separation, and (ii) not to exercise any right of repurchase. All granted options will automatically vest in the event of a “change in control” of us, which will be deemed to have occurred on the date of closing of any of the following:  (i) a merger in which we are not the surviving entity, (ii) a sale of all of the outstanding shares of our stock or (iii) a sale by us of substantially all of our assets)).  In this case, the employment letter provides that the options will be exercisable for five years from the vesting date, subject to approval of the Board, provided that no options may be exercised after ten years following the date of grant.  If Mr. Pfohl’s employment is terminated for “Cause” or due to his voluntary resignation, he will not be entitled to severance or benefit payments.

In addition, under the employment letter, in the event Mr. Pfohl’s employment is terminated, for any reason other than for “Cause” or his voluntary resignation, during the four-month period before or the twelve-month period after a “change in control” that implies a Company value of $50,000,000 or more, Mr. Pfohl will be entitled to (i) a lump-sum cash payment equal to the sum of (a) 1.0 times his annual base salary on the day before the change in control or the day before termination, whichever is higher, plus (b) any base salary or bonus earned or accrued through the date of termination and not previously paid, and (ii) payment of $2,000 per month for 24 months, which payments are intended to offset potential medical, dental and life insurance expenses.  Mr. Pfohl would also remain subject to the terms of our proprietary information and inventions agreement.

For purposes of Mr. Pfohl’s employment letter, “Cause” means:  (i) conviction of, or plea of guilty or no contest by Mr. Pfohl of a felony or crime of dishonesty or moral turpitude; (ii) Mr. Pfohl’s commission, as determined by the Board, of an intentional act, or an act of fraud, dishonesty, or theft affecting our property, reputation, or business; (iii) Mr. Pfohl’s willful and persistent neglect of the duties and responsibilities of his position; (iv) failure or refusal to carry out the lawful directives of the Board; (v) diverting any of our or our affiliates’ business opportunities for his own personal gain; (vi) misrepresentation of a significant fact on his employment application and/or resume; (vii) misuse of alcohol or drugs affecting work performance, or (viii) death or disability that prevents him from performing the essential functions of his position with or without reasonable accommodation.

Former Executive Officers

Stephen D. Kelley.  Mr. Kelley was appointed our Chief Executive Officer effective December 5, 2012, and voluntarily resigned on January 24, 2013.  In connection with his appointment he entered into an employment letter with us pursuant to which, among other things, he was: (i) paid a base annual salary of $275,000, subject to potential increase in connection with a salary review by the Board, (ii) entitled to reimbursement of actual relocation expenses in an amount not to exceed $30,000, and (iii) entitled to certain severance and change of control payments, none of which applied in connection with a voluntary resignation by Mr. Kelley.  Mr. Kelley was also granted options to purchase 3,200,000 shares of common stock at an exercise price of $1.01 per share, vesting as follows:  options to purchase 600,000 shares of common stock vested on December 5, 2012; options to purchase 500,000 shares of common stock were to vest on the six month anniversary of Mr. Kelley’s start date (if he remained employed); options to purchase 1,000,000 shares were to vest when the Company achieved cumulative revenue of $5 million (cumulative from January 1, 2013 forward); options to purchase 500,000 shares of common stock were to vest when the Company achieved cumulative EBITDA of $1 million (cumulative from January 1, 2013 forward); and options to purchase 600,000 shares of common stock were to will when the Company achieved cumulative EBITDA of $2.5 million (cumulative from January 1, 2013 forward).  No options had been exercised as of Mr. Kelley’s resignation date and accordingly, under the terms of his stock option award agreement, all of these options were forfeited on his resignation date.

Joseph D. Lancia.  Mr. Lancia served as our President and Chief Executive Officer, as well as a member of our Board of Directors, from August 5, 2011 until his resignation on November 30, 2012.  On that date, Mr. Lancia entered into an Agreement of Separation, Waiver, and Release (the “Lancia Release”). Pursuant to the Lancia Release, we agreed to pay Mr. Lancia (i) a gross amount of $225,000 payable over the twelve-month period commencing in December 2012, and (ii) the gross amount of $1,200 per month for each of the twelve consecutive months commencing with December 2012. In addition, pursuant to the Lancia Release: (a) Mr. Lancia transferred 1,000,000 shares of our common stock held by him back to us; (ii) Mr. Lancia granted an irrevocable proxy to Mr. Adams, our Chairman, to vote 500,000 shares of our common stock retained by Mr. Lancia, which 500,000 shares are also subject to a restriction on transfer and sale for one year following his resignation; and (iii) options to purchase 3,500,000 shares of our common stock held by Mr. Lancia were immediately canceled. In addition, for a period of six months after the date of the Lancia Release, Mr. Lancia agreed to provide certain transition assistance as may be reasonably needed and requested by us. The Lancia Release includes a mutual release provision and mutual non-disparagement provision. Mr. Lancia continues to be subject to the confidentiality, non-compete and customer and employee non-solicitation restrictions and other restrictive covenants contained in his employment agreement.

The following describes the vesting terms for options granted to Mr. Lancia during fiscal 2013.  On May 7, 2012, the Company entered into a qualified stock option grant agreement with Mr. Lancia under which he was granted options to purchase shares of our common stock under the terms of our 2012 Share Incentive Plan as follows:  an option to purchase up to 2,500,000 shares of common stock at an exercise price of $0.70 per share, subject to the achievement of certain performance milestones by the Company; and an option to purchase up to 500,000 shares of common stock at an exercise price of $0.70 per share, vesting immediately. The incrementally vested options were to have vested upon the achievement of certain performance milestones by the Company, as set forth below, and were to have remained vested provided that Mr. Lancia remained in the continuous employ of, or in a service relationship with, the Company from the grant date through the applicable vesting date. The vesting schedule is as follows:

Percentage of Option Vested	Performance Milestone
10%	Delivery of ten machines to South Carolina production
20%	Production of 1,000 gross carats
30%	Achievement of one-month positive operating cash flow
40%	Achievement of two consecutive quarters of profitability

On August 13, 2012, we entered into an option grant agreement with Mr. Lancia during his service as our Chief Executive Officer under which we granted to Mr. Lancia an option to purchase up to 500,000 shares of common stock at an exercise price of $0.80 per share, subject to the achievement of certain performance milestones by us as set forth below:

Percentage of Option Vested	Performance Milestone
20%	Implementation of laser operation in South Carolina
40%	Achievement of $1M in EBITDA cumulative from July 1, 2012
40%	Achievement $5M in revenue cumulative from July 1, 2012

As disclosed above, all of the options granted to Mr. Lancia were forfeited upon his resignation

Charles G. Nichols.  Mr. Nichols served as our Chief Financial Officer from January 9, 2012 until his resignation on November 30, 2012.  In connection with his resignation, Mr. Nichols entered into an Agreement of Separation, Waiver, and Mutual Release (the “Nichols Release”).  Pursuant to the Nichols Release, we agreed to pay Mr. Nichols (i) an amount equal to $20,833.33, and (ii) an amount equal to two months of health insurance premiums that would become due as a result of Mr. Nichols’ election to continue his health insurance coverage under applicable South Carolina law.  In addition, pursuant to the Nichols Release, options to purchase 625,000 shares of our common stock held by Mr. Nichols were immediately canceled and could not be exercised, but Mr. Nichols continued to hold options to purchase 100,000 shares of our common stock for an additional six-month period.  None of such options were exercised and accordingly were cancelled as of May 31, 2013.  The Nichols Release includes a mutual release provision and mutual non-disparagement provision.  In general and in accordance with the terms of the Nichols Release, Mr. Nichols continues to be subject to the confidentiality, non-compete and customer and employee non-solicitation restrictions and other restrictive covenants contained in his amended and restated employment agreement (including in his proprietary information and inventions agreement incorporated into his amended and restated employment agreement).

The following describes the vesting terms for options granted to Mr. Nichols during fiscal 2013.  On May 7, 2012, the Company entered into a qualified stock option grant agreement with Mr. Nichols under which he was granted options to purchase shares of our common stock under the terms of our 2012 Share Incentive Plan as follows:  an option to purchase up to 250,000 shares of common stock at an exercise price of $0.70 per share, subject to the achievement of certain performance milestones by the Company; and an option to purchase up to 175,000 shares of common stock at an exercise price of $0.70 per share, vesting immediately. The incrementally vested options were to have vested upon the achievement of certain performance milestones by the Company, as set forth below, and were to have remained vested provided that Mr. Nichols remained in the continuous employ of, or in a service relationship with, the Company from the grant date through the applicable vesting date. The vesting schedule is as follows:

Percentage of Option Vested	Performance Milestone
10%	Delivery of ten machines to South Carolina production
20%	Production of 1,000 gross carats
30%	Achievement of one-month positive operating cash flow
40%	Achievement of two consecutive quarters of profitability

On August 13, 2012, we entered into an option grant agreement with Mr. Nichols during his service as our Chief Financial Officer under which we granted to Mr. Nichols an option to purchase up to 300,000 shares of common stock at an exercise price of $0.80 per share, subject to the achievement of certain performance milestones by us as set forth below:

Percentage of Option Vested	Performance Milestone
20%	Implementation of laser operation in South Carolina
40%	Achievement of $1M in EBITDA cumulative from July 1, 2012
40%	Achievement $5M in revenue cumulative from July 1, 2012

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers at March 31, 2013.  All awards represent options to purchase shares of our common stock, granted under our 2012 Share Incentive Plan.

Outstanding Equity Awards at 2013 Fiscal Year-End

	Option awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael W. McMahon	390,000		210,000	(1)	$0.70	5/16/2015
	60,000		240,000	(2)	$0.80	8/13/2015
	271,250		1,228,750	(3)	$0.93	2/01/2016

Stephen D. Kelley	—		—		—	—

Joseph D. Lancia	—		—		—	—

Jonathan M. Pfohl	126,583		573,417	(4)	$0.83	3/25/2016

Charles G. Nichols	100,000	(5)	—		$0.70	5/31/2013

(1)         Of the number reported, 90,000 options vest based on the Company achieving positive operating cash flow and 120,000 options vest based on the Company attaining two consecutive quarters of profitability.

(2)         Of the number reported, 120,000 options vest based on the Company attaining $1 million in cumulative EBITDA from July 1, 2012forward and 120,000 options vest based on the Company attaining $5 million in cumulative revenue from July 1, 2012 forward.

(3)         Of the number reported, 234,375 options vest on the 6-month anniversary of his start date as Chief Executive Officer; 468,750 options vest upon the Company attaining $5 million in cumulative revenue from January 1, 2013; 234,375 options vest upon the Company attaining $1 million in cumulative EBITDA from January 1, 2013 forward; and 291,250 options vest upon the Company attaining $2.5 million in cumulative EBITDA from January 1, 2013 forward.

(4)         Of the number reported, 109,375 options vest on the 6-month anniversary of his employment start date; 218,750 options vest upon the Company attaining $5 million in cumulative revenue from January 1, 2013; 109,375 options vest upon the Company attaining $1 million in cumulative EBITDA from January 1, 2013 forward; and 135,917 options vest upon the Company attaining $2.5 million in cumulative EBITDA from January 1, 2013 forward.

(4)         All options disclosed expired on May 31, 2013.

Director Compensation

The following table shows the compensation paid to individuals who served on our Board of Directors, none of whom are named executive officers, during the fiscal year ended March 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Edward S. Adams	$76,750	$47,250	$—	$124,000
Robert C. Linares	2,500	—	—	2,500
Bernard M. McPheely (5)	10,000	19,687	—	29,687
Michael R. Monahan	76,750	47,250	11,000	135,000
Theodorus Strous	30,000	43,312	32,440	105,752

(1)         Includes board meeting and executive committee fees and bonus payments.  On December 14, 2012 the Board authorized bonus payments as follows as compensation for extraordinary work performed:  Mr. Adams: $11,250; Mr. McPheely: $3,750; Mr. Monahan: $11,250; and Mr. Strous: $11,250.  These bonuses were paid in January 2013. Mr. McPheely returned his payment to the Company on February 26, 2013.

(2)         The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, based on the Black-Scholes model of option valuation. The assumptions used to arrive at the Black-Scholes value are disclosed in Note 6 to our consolidated financial statements for the interim period ended December 31, 2012 included in our Quarterly Report on Form 10-Q filed on February 14, 2013.  These assumptions include: expected dividend yield- 0%, risk-free interest rate- 0.34%, expected life in years- 3, and expected volatility of 100%.

(3)         Options outstanding at March 31, 2013 are as follows: Mr. Adams: 75,000; Mr. Lancia 0: Dr. Linares: 0; Mr. McPheely: 0; Mr.Monahan: 76,750; Mr. Strous:  67,750.  In addition, Mr. Strous holds 112.500 outstanding warrants.

(4)         Includes compensation for consulting services rendered to the Company in the amount of $11,000 for Mr. Monahan and $4,000 for Mr. Strous.  For Mr. Strous, the amount reported also includes $28,440, representing the grant date fair value (computed in accordance with FASB ASC Topic 718, based on the Black-Scholes model of option valuation) of warrants to purchase 50,000 shares of our common stock granted to Mr. Strous for non-director consulting work for the Company. The assumptions used to arrive at the Black-Scholes value are disclosed in Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.  See Item 13 for additional information regarding these warrants.

(5)         Mr. McPheely resigned from the Board of Directors on May 14, 2013.

Our directors receive $1,250, plus related expenses, per board meeting. In addition, each of Messrs. Adams and Monahan receive $4,000 per month for serving on our executive committee.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation Committee Interlocks and Insider Participation

As disclosed above, the Board of Directors as a whole determines executive compensation.  During the fiscal year ended March 31, 2013, the following individuals served on our Board of Directors:  Edward S. Adams, Joseph D. Lancia, Robert C. Linares, Bernard M. McPheely, Michael R. Monahan and Theodorus Strous.  Messrs. Lancia and McPheely resigned from the Board on November 30, 2012 and May 14, 2013, respectively.  Mr. Lancia served both as a director and as our Chief Executive Officer until his resignation on November 30, 2012.  No other director who served on our Board during the fiscal year ended March 31, 2013 is a former or current officer of the Company, or has other interlocking relationships, as defined by the SEC.

Please see Item 13 of this Annual Report on Form 10-K for disclosure of certain transactions involving Messrs. Adams, Lancia, Linares, Monahan and Strous that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2013, the beneficial ownership of the outstanding common stock by: (i) the persons or groups known to us to be the beneficial owners of more than five (5%) percent of the shares of our outstanding common stock; (ii) each of our named executive officers and current directors; and (iii) our current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)		Percentage of Beneficial Ownership
Directors and Named Executive Officers

Edward S. Adams
411 University Ridge, Suite D, Greenville, SC 29601	4,965,000	(4)	10.6%

Michael R. Monahan
411 University Ridge, Suite D, Greenville, SC 29601	4,965,000	(5)	10.6%

Michael W. McMahon
411 University Ridge, Suite D, Greenville, SC 29601	725,795		1.5%

Jonathan M. Pfohl
411 University Ridge, Suite D, Greenville, SC 29601	126,583		0.3%

Theodorus Strous
411 University Ridge, Suite D, Greenville, SC 29601	180,250	(6)	0.4%

Robert C. Linares
411 University Ridge, Suite D, Greenville, SC 29601	950,000	(7)	2.0%

Stephen D. Kelley
411 University Ridge, Suite D, Greenville, SC 29601	0		0.0%

Joseph D. Lancia
411 University Ridge, Suite D, Greenville, SC 29601	1,000,000		2.1%

Charles G. Nichols
411 University Ridge, Suite D, Greenville, SC 29601	100,000		0.2%

All directors and named executive officers as a group (9 persons)	13,012,628		27.8%

Other 5% Stockholders
Thomas P. Hartness Revocable Trust dated July 30, 2010
1200 Garlington Road, Greenville, SC 29615	5,000,000	(8)	10.2%

(1)         Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan and shares held by the named person’s spouse.

(2)         For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which that person has the right to acquire within 60 days following March 31, 2013.  For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following March 31, 2013, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)         Includes shares that may be acquired within 60 days of the date hereof by exercising stock options. In calculating the number of shares beneficially owned by an individual and the percentage ownership of that individual, shares underlying options held by that individual that are either currently exercisable or exercisable within 60 days from March 31, 2013 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.  Numbers reported includes the following shares subject to options exercisable currently or within 60 days of March 31, 2013: Mr. Adams: 75,000; Mr. Monahan: 75,000; Mr. McMahon: 721,250; Mr. Nichols:  100,000; Mr. Pfohl: 126,250; Mr. Strous: 130,250; and Dr. Linares: 0.

(4)         Includes 2,000,000 shares owned by Mr. Adams’ wife, for which Mr. Adams disclaims beneficial ownership. Includes 790,000 shares owned by the Edward S. Adams Revocable Trust, for which Mr. Adams disclaims beneficial ownership.

(5)         Includes 1,000,000 shares owned by Mr. Monahan’s wife, for which Mr. Monahan disclaims beneficial ownership.

(6)         Includes 61,500 warrants granted to Mr. Strous pursuant to the terms of the consulting agreement entered between the Company and Mr. Strous prior to Mr. Strous’ election to the Board of Directors and 50,000 warrants granted as compensation for efforts in connection with the Company’s largest customer.

(7)         Includes 250,000 shares owned by Dr. Linares’s wife, for which Dr. Linares disclaims beneficial ownership.

(8)         Based on information contained in a Schedule 13D filed with the SEC on November 28, 2012 by Thomas P. Hartness, the trustee and settler of the Thomas P. Hartness Revocable Trust u/a DTD July 30, 2010 (the “Trust”).  The number reported includes 2,500,000 Warrants issued to the Trust in connection with its purchase from the Company of units consisting of one share of common stock and one warrant for the purchase of a share of common stock. All shares reported are held by Thomas P. Hartness as trustee of the Trust, and in that capacity Mr. Hartness has sold voting and dispositive power with respect to such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the sole equity compensation plan under which shares of the Company’s common stock may be issued as of March 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
2012 Share Incentive Plan	4,092,500	$0.81	907,500	(1)

Total	4,092,500	$0.81	907,500

(1)         The 2012 Share Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted or unrestricted stock awards, phantom stock, performance awards and other types of stock-based awards, in addition to the granting of options or stock appreciation rights.

The Scio Diamond Technology Corp. 2012 Share Incentive Plan (the “2012 Share Incentive Plan”) was adopted by the Company’s Board of Directors on May 7, 2012.  The 2012 Share Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing.  Up to 5,000,000 shares of the Company’s common stock are authorized for issuance pursuant to awards granted under the 2012 Share Incentive Plan to the Company’s directors, officers, employees and consultants providing bona fide services to or for the Company. We did not have an equity compensation plan in effect as of the end of our fiscal year ended March 31, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The law firm of Adams & Monahan LLP, of which our directors Mr. Adams and Mr. Monahan are partners, has been paid approximately $106,229 since April 1, 2012, by the Company for legal services. Adams & Monahan LLP may continue to provide legal services to the Company.

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

On June 5, 2012, the Company acquired substantially all of the assets of ADGC pursuant to the ADGC Asset Purchase, which assets consisted primarily of lab-created diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share pursuant to the ADGC Offering. Mr. Adams and Mr. Monahan served in various capacities with ADGC through early 2011.

The Company understands that most of the outstanding shares of ADI and ADGC were redeemed prior to and in anticipation of the Company’s purchase of assets from ADI and ADGC. Mr. Adams and his spouse owned approximately 2% of the common stock of ADI and 11% of the common stock of ADGC (prior to the stock repurchases by such companies in 2011). Neither Mr. Adams nor his spouse participated in the ADI/ADGC Stockholder Offering. Mr. Monahan held no stock of ADI and approximately 4% of the stock of ADGC (prior to the stock repurchases by ADGC in 2011). Mr. Monahan did not participate in the ADI/ADGC Stockholder Offering. Mr. Adams and Mr. Monahan and their law firm have provided legal services to each of ADI, ADGC and the Company.

Dr. Robert C. Linares, a member of our Board of Directors, the father-in-law of Mr. Adams, is the former Chairman of the Board of each of ADI and ADGC, and was also the largest stockholder of each of ADI and ADGC.

On January 29, 2013, the Board of Directors approved an arrangement under which the Company and two of our board members, Edward S. Adams and Michael R. Monahan, have jointly engaged outside counsel to pursue a complaint against a former Company service provider.  Claims being considered include both claims on behalf of the Company and claims on behalf of Messrs. Adams and Monahan individually. The terms of the engagement include an agreement for the Company, on the one hand, and Messrs. Adams and Monahan, on the other, to split the costs of pursuing this matter, and to split any recoveries obtained from the service provider.  In the event the complaint is unsuccessful, the Board has agreed that the Company will indemnify Messrs. Adams and Monahan for all monies paid by them in pursuit of the complaint.  The Company recognized $100,000 in expense during the fiscal year ending March 31, 2013 to reflect fees paid to the outside counsel to pursue this complaint, of which $50,000 was paid to the outside counsel by the Company and $50,000 was accrued by the Company as a potential liability for the indemnification.  The Company is unable to determine the aggregate costs it will ultimately incur or the aggregate recoveries it will ultimately obtain, if any.

On March 6, 2013, Mr. Monahan and Mr. Strous were retained by the Board of Directors to provide consulting services to the Company related to the diamond gemstone industry in amounts equal to $11,000 and $4,000 per month, respectively.  As of March 31, 2013, Mr. Monahan had been paid $11,000 and Mr. Strous $4,000.

On March 25, 2013, the Board of Directors authorized the issuance of a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.60 per share to Mr. Strous, a member of the Board, as compensation for Mr. Strous’ efforts in connection with the Company’s largest customer and not as compensation in his capacity as a member of the Board.  These warrants were fully vested at the time of grant and the Company recognized $28,440 in expense related to these warrants in the fiscal year ending March 31, 2013

On May 7, 2012, Kristoffer Mack and Paul Rapello, shareholders of Loblolly, Inc. (f/k/a Scio Diamond Technology Corporation) (referred to in this report as Private Scio), derivatively and on behalf of nominal defendant Private Scio (collectively, the “Plaintiffs”) filed a claim in the U.S. District Court for the District of Minnesota against Edward S. Adams (our Chairman), Denise L. Adams, Michael R. Monahan (our Director), Julie C. Monahan, the law firm of Adams Monahan LLP, Joseph Lancia (our former Chief Executive Officer) and the Company (collectively, the “Defendants”) and Private Scio, as a Nominal Defendant.  The complaint alleged (i) against Messrs. Adams, Monahan and Lancia, AMLLP and the Company, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and violation of Minnesota Statutes §§ 80A.68 and 80-A.76, (ii) against Messrs. Adams, Monahan and Lancia and AMLLP, breach of fiduciary duty, (iii) against Messrs. Adams and Monahan and AMLLP, malpractice, (iv) against all Defendants, rescission of the transactions set forth in the Scio Asset Purchase Agreement and (v) against Adams, Monahan and AMLLP, usurpation of a corporate opportunity.  Each allegation relates to, among other things, certain actions taken in connection with the asset purchase contemplated in the Scio Asset Purchase Agreement, the ADGC Asset Purchase, and the ADI/ADGC Stockholder Offering.

The Plaintiffs sought direct and consequential damages in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest and reasonable attorneys’ fees and costs, rescission of the alleged improper corporate transactions, a constructive trust in favor of Private Scio  based on the alleged usurpation of corporate opportunities, and other appropriate equitable and other relief.  On May 11, 2012, four days after the complaint was filed, the Plaintiffs voluntarily dismissed the complaint with prejudice.  This voluntarily dismissal was the result of a settlement agreement whereby Messrs. Adams and Monahan transferred to the Plaintiffs 1,000,000 shares of common stock of the Company held by them, and Mr. Adams transferred to the Plaintiffs a cash payment in the amount of $90,000 in cash.

On March 25, 2013, the Board of Directors reviewed the facts of the litigation described above and the settlement, the Company’s by-laws and relevant laws of the State of Nevada and agreed the Company would accept liability for the settlement.  As such, the Board of Directors authorized the following to indemnify Messrs. Adams and Monahan, members of the Board, under applicable law and the Company’s charter documents for expenses incurred and shares of Company common stock and cash transferred by them in settlement of the litigation: (i) the issuance of 500,000 shares of the Company’s common stock to each of Messrs. Adams and Monahan, (ii) the payment of $90,000 to Mr. Adams for amounts paid by him to settle the complaint, and (iii) any other amounts and expenses paid in connection with stockholder litigation matters involving certain current and former stockholders of the Company.  The Company recognized $946,555 in expense related to the indemnification.  Of this amount $830,000 represents non-cash expenses related to the value of the Company common stock to be issued.

Director Independence

Our Board of Directors has determined that Mr. Strous is an “independent” director, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that the Board selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S- K.  No other directors are considered to be independent under those standards.

Our Board has no standing audit, compensation or nominating committees, and accordingly the full Board fulfills the functions that would otherwise be filled by such committees.  None of Messrs. Adams, Monahan, or Linares meets the independence criteria applicable to members of such committees as set forth in the corporate governance listing standards of The NASDAQ Stock Market, nor did Mr. McPheely during his service on the Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On March 22, 2012, the Board of Directors engaged Cherry Bekaert LLP (formerly Cherry, Bekaert & Holland, L.L.P.) to serve as the Company’s independent auditor for the fiscal year ended March 31, 2012, after dismissing Gruber & Company, LLC, who had been engaged by the Company on October 27, 2011.

The following table shows the fees that we incurred for services performed in fiscal years ended March 31, 2013 and 2012:

	Fiscal Year Ended March 31,
	2013	2012
Audit Fees	$78,600	$80,650
Audit-Related Fees	—	—
Tax Fees		4,500
All Other Fees	5,400	—
Total	$84,000	$85,150

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2013 and 2012 fiscal years for the audit of the Company’s annual financial statements and quarterly reports on Form 10-Q.

Tax Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2013 and 2012 fiscal years for preparation of tax returns and related advisory services.

All Other Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2013 and 2012 fiscal years for employee compensation related advisory services.

Oversight of Accountants; Approval of Accounting Fees

The Company does not have an audit committee. All of the accounting services and fees reflected in the table above were reviewed and approved by the whole Board of Directors, and none of the services were performed by individuals who were not employees.

PART III

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 (1)                                 Financial Statements

The following financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013 and 2012

Statements of Cash Flow for the years ended March 31, 2013 and 2012

Statements of Shareholders’ Equity for the years ended March 31, 2013 and 2012

Notes to the Financial Statements

(3)                                 Exhibits

The following exhibits are filed with this Report on Form 10-K as required by Item 601 of Regulation S-K:

3.1                               Articles of Incorporation (incorporated by reference to the Form S-1/A filed with the Securities and Exchange Commission on May 13, 2010).

3.2                               Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K filed with the SEC on August 11, 2011).

3.3                               Bylaws (incorporated by reference to the Form S-1/A filed with the Securities and Exchange Commission on May 13, 2010).

10.1                        Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on August 15, 2011).

10.2                        Schedule 1.1(a) “Acquired Assets” of the Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on August 15, 2011).

10.3                        Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A for the fiscal quarter ended September 30, 2011 filed with the SEC on August 16, 2012).

10.4                        Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond Gemstone Corporation (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.5                        Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.5A               Change in Control Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.5B               Agreement of Separation, Waiver, and Release of Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.6                        Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6A               Change in Control Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6B               Agreement of Separation, Waiver, and Mutual Release of Charles G. Nichols (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.7                        Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.7A               Employment Letter with Michael McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 4, 2012). (1)

10.7B               Change in Control Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.8                        Subscription Agreement dated May 4, 2012 (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.9                        Form of Warrant by and between Scio Diamond Technology Corporation and certain Investors (incorporated by reference to the Form 8-K filed with the SEC on May 10, 2012).

10.10                 Scio Diamond Technology Corp. 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC  on February 4, 2012). (1)

10.10A        Form of Qualified Stock Option Grant Agreement by and between Scio Diamond Technology Corporation and certain Executive Officers (incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.10B        Form of Stock Option Grant Agreement (Non-Qualified Stock Option) (for Non-Employee Directors) (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed with the SEC on February 14, 2013). (1)

10.11                 Lease with Innovation Center (incorporated by reference to Exhibit 10.01 to the Form 10-Q for the fiscal quarter year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.11A        Supplemental Notice to Lease dated October 14, 2011, by and between Scio Diamond Technology Corporation and Innovation Center, LLC (incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.12                 Employment Letter Agreement of Stephen D. Kelley (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.13                 Employment Letter Agreement dated March 4, 2013 between Scio Diamond Technology Corporation and Jonathan Pfohl (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 7, 2013). (1)

10.14                 Code of Ethics and Business Conduct (incorporated by reference to the Form 8-K filed with the SEC on August 8, 2012).

10.15                 Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous. *(1)

10.16                 Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Filip De Weerdt.*

10.17                 Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous.* (1)

10.18                 Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Michael R. Monahan.* (1)

24                                  Power of Attorney (contained herein as part of the signature pages).*

31.1                        Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2                        Rule 13a-14(a) Certification of the Chief Financial Officer.*

32                                  Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101                           The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2013 and 2012; (ii) Statements of Operations for the years ended March 31, 2013 and 2012; (iii) Statements of Shareholders’ Equity for the years ended March 31, 2013 and 2012; (iv) Statements of Cash Flow for the years ended March 31, 2013 and 2012; and (v) Notes to the Financial Statements*

*                                         Filed herewith.

(1)                                 Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2013	SCIO DIAMOND TECHNOLOGY CORPORATION
/s/ Michael McMahon
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael McMahon, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2013	/s/ MICHAEL MCMAHON
Michael McMahon
Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2013	/s/ JONATHAN M. PFOHL
Jonathan M. Pfohl
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: June 28, 2013	/s/ EDWARD S. ADAMS
Edward S. Adams
Chairman and Director

Date: June 28, 2013	/s/ ROBERT C. LINARES
Robert C. Linares
Director

Date: June 28, 2013	/s/ MICHAEL R. MONAHAN
Michael R. Monahan
Director

Date: June 28, 2013	/s/ THEODORUS STROUS
Theodorus Strous
Director

EXHIBIT INDEX

10.15                 Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous.

10.16                 Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Filip De Weerdt

10.17                 Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous.

10.18                 Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Michael R. Monahan.

24                                  Power of Attorney (contained herein as part of the signature pages).

31.1                        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                        Rule 13a-14(a) Certification of the Chief Financial Officer.

32                                  Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.

101                           The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2013 and 2012; (ii) Statements of Operations for the years ended March 31, 2013 and 2012; (iii) Statements of Shareholders’ Equity for the years ended March 31, 2013, and 2012; (iv) Statements of Cash Flow for the years ended March 31, 2013 and 2012; and (v) Notes to the Financial Statements