Form 10-Q
period 2013-06-30
Scio Diamond Technology Corp
filed 2013-08-13
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock, $0.001 par value, outstanding as of August 9, 2013 was 49,264,312

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, without limitation, those described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2013 filed on June 28, 2013.

You are cautioned not to place undue reliance on forward-looking statements. You are also urged to review and consider carefully the various disclosures made in the Company’s other filings with the Securities and Exchange Commission (“SEC”), including amendments to those filings, if any. Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I - FINANCIAL INFORMATION

ITEM 1.                UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation

CONDENSED BALANCE SHEETS

As of June 30, 2013 and March 30, 2013

	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$613,485	$223,257
Accounts receivable, net	—	69,042
Inventory, net	356,190	538,948
Prepaid expenses	82,875	34,455
Prepaid rent	23,050	23,050

Total current assets	1,075,600	888,752

Property, plant and equipment
Facility	892,196	883,246
Manufacturing equipment	3,820,323	3,813,865
Other equipment	69,331	69,331
Total property, plant and equipment	4,781,850	4,766,442
Less accumulated depreciation	(670,057)	(493,533)
Net property, plant and equipment	4,111,793	4,272,909

Intangible assets, net	9,821,898	10,015,651
Prepaid rent, noncurrent	59,575	65,338
Other assets	—	13,800

TOTAL ASSETS	$15,068,866	$15,256,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$451,186	$285,651
Customer deposits	112,272	—
Accrued expenses	573,883	730,698
Notes payable	935,000	—

Total current liabilities	2,072,341	1,016,349

Other liabilities	58,682	50,195

TOTAL LIABILITIES	2,131,023	1,066,544

Common stock $0.001 par value, 75,000,000 shares authorized; 49,264,312 and 47,736,812 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	49,264	47,737
Additional paid-in capital	24,079,084	23,789,478
Accumulated deficit	(11,189,505)	(9,646,309)
Treasury stock, 1,000,000 shares at June 30, 2013 and March 31, 2013	(1,000)	(1,000)

Total stockholders’ equity	12,937,843	14,189,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,068,866	$15,256,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
Revenue
Revenue, net of returns and allowances	$258,980	$11,952

Cost of goods sold
Cost of goods sold	694,110	14,986

Gross loss	(435,130)	(3,034)

General, administrative, and pre-operating expenses
Professional and consulting fees	514,362	224,922
Salaries and benefits	236,837	1,344,097
Rent, equipment lease and facilities expense	37,357	151,687
Marketing costs	13,249	15,180
Depreciation and amortization	199,874	5,436
Corporate general and administrative	101,805	76,307

Total general and administrative expenses	1,103,484	1,817,629

Loss from operations	(1,538,614)	(1,820,663)

Other expense
Interest expense	(4,582)	(836)

Net loss	$(1,543,196)	$(1,821,499)

Loss per share
Basic:
Weighted average number of shares outstanding	48,316,097	28,089,734
Loss per share	$(0.03)	$(0.06)
Fully diluted:
Weighted average number of shares outstanding	48,316,097	28,089,734
Loss per share	$(0.03)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the three months ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net loss	$(1,543,196)	$(1,821,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372,226	5,436
Expense for stock and inventory issued in exchange for services	211,746	—
Employee stock based compensation	90,554	996,955
Changes in assets and liabilities:
Decrease in accounts receivable	69,042	—
Decrease/(Increase) in prepaid expenses and rent	392	(18,173)
Decrease/(Increase) in inventory and other assets	185,263	(8,093)
Increase/(Decrease) in accounts payable	165,535	(112,345)
Increase in customer deposits	112,272	—
Decrease in accrued expenses	(156,815)	(145,361)
Increase in other liabilities	8,487	—

Net cash used in operating activities	(484,494)	(1,103,080)

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,407)	(407,950)

Net cash used in investing activities	(15,407)	(407,950)

Cash flows from financing activities:
Proceeds from note payable	935,000	—
Finance charges paid on note payable	(45,000)	—
Proceeds from stock subscriptions	—	28,588
Proceeds from sale of common stock - net of fees	129	1,998,920
Payments on notes payable	—	(50,000)

Net cash provided by financing activities	890,129	1,977,508

Change in cash and cash equivalents	390,228	466,478
Cash and cash equivalents, beginning of period	223,257	808,516

Cash and cash equivalents, end of period	$613,485	$1,274,994

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Three Months ended June 30, 2013 and 2012 (Unaudited)
(Continued)

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012

Supplemental cash flow disclosures:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$—	$100,000
Warrants issued for real property lease	$—	$39,000
Purchase of assets funded through ADGC subscription rights	$—	$790,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period April 1, 2013 through June 30, 2013

(Unaudited)

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2013	47,736,812	$47,737	$23,789,478	(1,000,000)	$(1,000)	$(9,646,309)	$14,189,906

Common stock issued in exchange for consulting services	527,500	527	199,923	—	—	—	200,450
Administrative fee received for previous stock issuance			129				129
Common stock issued for indemnification of legal settlement	1,000,000	1,000	(1,000)	—	—	—	—
Employee stock based compensation			90,554				90,554
Net loss for the quarter ended June 30, 2013	—	—	—	—	—	(1,543,196)	(1,543,196)
Balance, June 30, 2013	49,264,312	$49,264	$24,079,084	(1,000,000)	$(1,000)	$(11,189,505)	$12,937,843

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•                                          On-going solicitation of investment in the Company in the form of a private placement of common shares, secured and unsecured debt to accredited investors.

•                                          Focused efforts on new business development opportunities to generate incremental revenues and diversify our customer base;

•                                          Began exploring strategic joint ventures, technology licensing agreements and dedicated contract manufacturing to expand company revenue and cash flow; and

In the opinion of management, these actions should be sufficient to provide the Company with the liquidity it needs to meet its obligations and continue as a going concern. There can be no assurance, however, that the Company will successfully implement these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2013 and March 31, 2013 and the results of operations and cash flows for the three month interim periods ended June 30, 2013 and 2012.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year.  The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2013.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	June 30,
	2013	2012
Common stock options and warrants	9,338,045	7,643,764

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers.  The Company has determined that an allowance was not necessary at June 30, 2013 or March 31, 2013.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method.  The components of inventories are as follows:

	June 30, 2013	March 31, 2013
Raw materials and supplies	$84,033	$64,255
Work in process	10,895	—
Finished goods	306,586	474,693
	401,514	538,948
Inventory reserves	(45,324)	—
	$356,190	$538,948

During the three months ended June 30, 2013, we established a lower cost of market reserve of $45,324 due to expected selling prices being lower than cost.  The estimation of the total write-down involves management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete, disposal costs and a normal profit margin.

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

Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the three months ended June 30, 2013 or 2012.  During the quarter ended June 30, 2013 intangible assets in the amount of $601,000 were assigned to specific patents and considered place in service due to their inherent use in the Company’s manufacturing process. At June 30, 2013, the Company had allocated a total of $8,135,063 to patents.  The value of the patents is being amortized over a period ranging from 6.75 years to 19.46 years.

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

As of June 30, 2013, the Company had 425,545 warrants outstanding with exercise prices of $0.70 per share. The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work, placement agent services, and in exchange for cash discounts on facility rent, and are valued at $0.52 per warrant using the Black-Scholes model.  In addition, the Company has 200,000 warrants outstanding with exercise prices of $1.60 per share.  The warrants expire in 2018 and were issued by the Company as compensation to a Board member and an unaffiliated third party for efforts related to the Company’s largest customer and were valued at $0.57 per warrant using the Black-Sholes model.

The carrying value of cash and cash equivalents including restricted cash, accounts receivable, other assets and trade accounts payable approximates fair value due to the short-term nature of these instruments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we or our fabrication vendor has shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. The Company also maintains a provision for estimating returns and allowances based upon historical experience.

Recent Accounting Pronouncements

There are currently no accounting standards that have been issued but not yet adopted by the Company that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 2 — ASSET PURCHASES

On June 5, 2012, the Company acquired certain of the assets of ADGC (the “ADGC Asset Purchase”), consisting primarily of lab-created diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the right for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”). The Company paid the $100,000 cash portion of the ADGC Asset Purchase during the month of December 2012. The ADGC Offering began in June and was completed in March 2013.  The Company obtained a third-party valuation to support the fair value of the assets acquired. This valuation determined a value of $770,000 for the subscription rights.  The amounts allocated to the ADGC assets acquired are based upon the results of that valuation appraisal and the following table reflects our final purchase price allocation of the assets:

Inventory	$269,000
In-process research and development	601,000
Total	$870,000

The ADGC Offering was completed in March 2013 and resulted in the issuance of an aggregate of 988,380 shares of the Company’s common stock.

NOTE 3 — INTANGIBLE ASSETS

During the quarter ended June 30, 2013, the Company evaluated its patent portfolio and allocated $601,000 of the previously acquired in-process research and development from the ADGC Asset Purchase to specific patents related to the gemstone market that are being used by the Company for its commercial operations. These patents were considered placed in service by the Company during the quarter and the values assigned are being amortized on a straight-line basis over the remaining effective lives of the patents.

Intangible assets consist of the following:

		June 30,	March 31,
	Life	2013	2013
Patents, gross	6.75 – 19.46	$8,135,063	$7,534,063
In-process research and development	Indefinite	2,250,435	2,851,435
		10,385,498	10,385,498
Accumulated amortization		563,600	369,847
Net intangible assets		$9,821,898	$10,015,651

Total amortization expense for the quarter ending June 30, 2013 was $193,753. There was no amortization expense for the quarter ended June 30, 2012.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Nine months ending March 31, 2014	$581,258
March 31, 2015	775,011
March 31, 2016	775,011
March 31, 2017	775,011
March 31, 2018	775,011
Thereafter	$3,890,161

NOTE 4 — NOTES PAYABLE

During the quarter ended June 30, 2013, the Company entered into a loan agreement with Platinum Capital Partners, LP (“Platinum”) providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  At June 30, 2013, the Company had utilized a portion of these funds to fund its ongoing operations.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month, and a service charge of 3% applies to late payments.  The loan agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The credit facility matures on June 20, 2014.  The loan agreement contains a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, the Company granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.

The Company had an outstanding balance on this note of $935,000 at June 30, 2013 and was compliant with all debt convents.  The remaining $65,000 of availability on this note is reserved to make certain interest payments on the note.

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

On June 4, 2013 the Company engaged Arque Capital LTD., Maxwell Simon, Inc., and Stonegate Securities, Inc. to provide consulting services in connection with future capital raising activities.  The Company agreed to issue 165,000, 162,500 and 200,000 shares of its common stock, respectively to each of Arque Capital LTD., Maxwell Simon, Inc. and Stonegate Securities Inc., respectively as partial compensation for these engagements.  The Company recognized $200,450 in expense related to these share issuances.

The Company had 49,264,312 shares of common stock issued and outstanding as of June 30, 2013 of which 1,000,000 were held in treasury.

The Company had 5,516,795 warrants outstanding with a weighted average exercise price of $1.53 per share as of June 30, 2013.  No warrants were issued in the three months ended June 30, 2013.

NOTE 6 — SHARE-BASED COMPENSATION

The Company currently has one equity-based compensation plan under which stock-based compensation awards can be granted to directors, officers, employees and consultants providing bona fide services to or for the Company.   The Company’s 2012 Share Incentive Plan was adopted on May 7, 2012 (the “2012 Share Incentive Plan” or “Plan”) and allows the Company to issue up to 5,000,000 share of its common stock pursuant to awards granted under the 2012 Share Incentive Plan.  The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing.  The only awards that have been issued under the Plan are stock options.   Because the Plan has not been approved by our shareholders, all such stock option awards are non-qualified stock options.  The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of June 30, 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Options Outstanding March 31, 2013	4,092,500	$0.87	2.54
Granted	—	—
Exercised	—	—
Expired/cancelled	271,250	0.74
Options Outstanding June 30, 2013	3,821,250	$0.88	2.37
Exercisable at June 30, 2013	1,495,083	$0.81	2.17

The Company initially issued options with exercise prices of $0.70 or $0.80 per share which were the prices of recent equity capital investment.  However, in December 2012, the Company decided to change the exercise price policy by utilizing the stock market closing price on the day that the options were granted by our Board of Directors.  All subsequent exercise prices have been determined in this manner.

The intrinsic value of options outstanding at June 30, 2013 and March 31, 2013 was $0 and $299,900, respectively.  The intrinsic value of options exercisable at June 30, 2013 and March 31, 2013 was $0 and $176,109, respectively.

A summary of the status of non-vested shares as of March 31, 2013 and changes during the three months ended June 30, 2013 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2013	2,466,278	$0.65
Granted	—	—
Vested	—	—
Expired/cancelled: non-vested	(140,000)	0.43
Non-vested at June 30, 2013	2,326,278	$0.66

The Company determines the fair value of options granted on the grant date utilizing the Black-Scholes Option model.  For the three months ended June 30, 2013 and 2012, the Company recognized $90,554 and $996,955, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

At June 30, 2013, unrecognized compensation cost related to non-vested awards was $1,073,259.  This cost is expected to be recognized over a weighted average period of 2.46 years.  The total fair value of shares vested during the three months ended June 30, 2013 and 2012 was $0 and $144,050, respectively.

NOTE 7 — RELATED PARTIES

The Company incurred expenses of $19,658 and $38,248 for professional and consulting services provided by AdamsMonahan, LLP, a firm in which our board members, Edward S. Adams and Michael R. Monahan, are partners, for the three months ended June 30, 2013 and 2012, respectively.  The Company and Adams Monahan, LLP amicably terminated their professional relationship on June 30, 2013.

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of cultured diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share.  These rights were valued at $770,000 based on an external appraisal.  Mr. Adams and Mr. Monahan served in various capacities with ADGC through early 2011.

On March 6, 2013, the Board of Directors retained two directors, Mr. Michael Monahan and Mr. Theo Strous, to provide consulting services for the Company at a total cost of $11,000 and $4,000 respectively, per month.  The Company recognized $45,000 in consulting expense for these services during the three months ended June30, 2013.  These consulting service agreements with both Messrs. Monahan and Strous were terminated effective June 30, 2013.

On May 14, 2013 the Board of Directors created a special committee consisting of Mr. Theo Strous to evaluate a report to the Board of Directors by former counsel to the Company and certain actions of a former member of the Board of Directors and former company officers. The report was completed at the end of June 2013. The Board of Directors approved the payment of $25,000 to Mr. Strous as compensation for his service on the special committee.

On May 21, 2013, the Company deemed issued the 1,000,000 shares previously allocated for indemnification of Messrs. Adams and Monahan.

NOTE 8 — SUBSEQUENT EVENTS

On July 26, 2013, Bernard M. McPheely, Trustee for the Bernard M. McPheely Revocable Trust Dated May 25, 2012, Thomas P. Hartness, Trustee for the Thomas P. Hartness Revocable Trust Dated July 31, 2010, Brian McPheely and Robert Daisley (collectively, “plaintiffs”), derivatively and on behalf of the Company, filed a complaint in the Court of Common Pleas of the State of South Carolina, County of Greenville against Edward S. Adams (our Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), Robert Linares (a current member of the Board), Theodorus Strous (a current member of the Board) and the law firm of Adams Monahan, LLP (collectively, “defendants”), and the Company, as a nominal defendant.  Bernard M. McPheely is a former member of the Company’s Board of Directors.

The complaint alleges (i) against defendants, breach of fiduciary duty, corporate waste and unjust enrichment; (ii) against Messrs. Strous and Linares and Adams Monahan LLP, aiding and abetting a breach of fiduciary duty; (iii) against Messrs. Adams and Monahan, civil conspiracy; (iv) against Messrs. Adams, Monahan and Linares, breach of fiduciary duty — controlling shareholder; and (v) against Mr. Strous and Adams Monahan LLP, aiding and abetting a breach of controlling shareholder duty.  The allegations relate to, among other things, certain actions allegedly taken by defendants in connection with: the acquisition by the Company of certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”); the ADGC Asset Purchase discussed in Note 2 above; the Company’s agreement to provide certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 16 million and 1 million shares, respectively, of common stock of the Company for $0.01 per share (collectively, the “ADI/ADGC Offering”); the provision of legal services by Adams Monahan LLP to the Company; certain equity issuances by the Company following the ADI/ADGC Offering; certain bonuses and other payments paid to members of the Board of Directors; and certain indemnification obligations undertaken by the Company in favor of Messrs. Adams and Monahan.

Plaintiffs are seeking direct and consequential damages sustained by the Company in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the alleged breaches of fiduciary duties; reasonable attorney’s fees and costs for the Company incurred in prosecuting the action; and other relief as deemed by the court to be just and proper. At present, the Company believes this action to be without merit and intends to vigorously defend it.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, but are not limited to: (1) if the Company is not able to obtain further financing, its business operations may fail, (2) the Company has only started generating revenue and has not generated positive operating cash flow, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification increases the risks associated with its business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing its business, (4) the Company may not effectively execute its business plan or manage its potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has experienced substantial turnover of key management personnel and may not be able to attract and retain key management personnel to manage the Company or laboratory scientists to carry out its business operations, which could have a material adverse effect on its business, (7) the Company has expended time and resources in connection with the restatement of its financial statements and other disclosures and the Company may expend a substantial amount of time and in connection with responding to potential inquiries or legal actions by the Securities and Exchange Commission, stockholders or other parties, which may impair its ability to raise capital and to operate its business, (8) the Company’s revenues have derived primarily from a single customer and may continue to be concentrated in the future, and (9) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, including, without limitations described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2013.

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

GENERAL

Corporate History

We were incorporated on September 17, 2009 in the State of Nevada under the name Krossbow Holdings Corporation (“Krossbow”). Krossbow’s original business plan was focused on offsetting carbon dioxide  emissions through the creation and protection of forest-based carbon “sinks.” Krossbow planned to assess carbon resource potentials, prescribe and implement ecosystem restorations to develop those resources, and thereby generate carbon offset products. However, we have since abandoned that original business plan and restructured our business to focus on man-made diamond technology development. We decided to acquire existing technology and to seek to efficiently and effectively produce man-made diamond. In connection with this change in business purpose, Krossbow changed its name to Scio Diamond Technology Corporation to reflect its new business direction.

On August 5, 2011, Edward S. Adams and Michael R. Monahan acquired control of the Company through the purchase of 2,000,000 shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time, in accordance with a common stock purchase agreement among Mr. Kropp, Mr. Adams and Mr. Monahan. Concurrent with the execution of the stock purchase agreement, Mr. Kropp resigned from all positions with Krossbow, including, but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.  Mr. Adams currently serves on the Company’s Board of Directors and Mr. Monahan also served on the Board until his resignation on June 30, 2013.

On August 5, 2011, the Company executed an Asset Purchase Agreement (the “Scio Asset Purchase Agreement”) with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”). Under

the terms of the Scio Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company. Messrs. Adams and Monahan were directors of Private Scio, and Joseph D. Lancia, our former President and Chief Executive Officer, was an officer of Private Scio, and Messrs. Adams, Monahan and Lancia owned 31.5%, 31.5% and 15.4%, respectively, of Private Scio. Messrs. Adams and Monahan each acquired, directly or indirectly, 4,100,000 shares of our common stock pursuant to the Scio Asset Purchase Agreement, and Mr. Lancia acquired 2,000,000 shares pursuant to the Scio Asset Purchase Agreement.

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 in a combination of cash and a promissory note to ADI with a September 1, 2012 maturity date.  This promissory note had an outstanding balance of $125,000 at March 31, 2012 and was paid in full as of March 31, 2013.  In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI qualifying as accredited investors the opportunity to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”). Both Mr. Adams, in an executive role, and Mr. Monahan previously served in various capacities with ADI through early 2011.

On June 5, 2012, the Company acquired substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”) (the “ADGC Asset Purchase”), consisting primarily of lab-grown diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC  Offering”).  Mr. Adams and Mr. Monahan served in various capacities with ADGC through early 2011.

The ADI/ADGC Offering was completed in March 2013 and resulted in the issuance of an aggregate of 16,766,773 shares of the Company’s common stock.

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

Nearly all of the Company’s present production capacity is being sold for use in precision cutting devices and gemstones.  As of June 30, 2013 we had generated $1,140,728 in net revenue since inception from sales of our diamond materials.  To date, most of our product has been sold overseas and 100% of these sales have been to external customers.  We expect continued development of an international market for our diamond materials.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2013 Compared to the Three Month Period Ended June 30, 2012

During the three month period ended June 30, 2013, we recorded net revenue of $258,980, compared to $11,952 in net revenue during the three months ended June 30, 2012.  The increase in revenue is primarily due to the Company’s commencement and continuation of commercial operation, production, and sales activities.

Our net loss for the three month period ended June 30, 2013 was $1,543,196, compared to a net loss of $1,821,499 during the three months ended June 30, 2012.   During the three month period ended June 30, 2013, we incurred total operating expenses of $1,797,594, compared to total operating expenses of $1,832,615 during the three months ended June 30, 2012.  We incurred salary and benefit expense including direct labor costs recorded in cost of goods sold of $411,891 during the three months ended June 30, 2013 and $1,344,097 during the three months ended June 30, 2012.  This reduction is due to lower stock-based incentive compensation for executive officers of the Company.  We also incurred $514,362 in professional and consulting fees during the three months ended June 30, 2013, compared to $224,922 for the three months ended June 30, 2012.  This increase was primarily due to consulting fees recognized for stock issued for capital raising services.  With production and sales of manufactured products continuing, we had cost of goods sold expense of $694,110 during the three month period ended June 30, 2013 versus $14,986 for the three months ended June 30, 2012.

Depreciation expense of $172,352 and $0 was recorded in cost of goods sold during the three months ended June 30, 2013 and 2012, respectively.  This increase is due to the commencement of manufacturing operations.

We have generated limited revenue to offset our expenses, and so we have incurred net losses.  Our net loss per share for the three month period ended June 30, 2013 was ($0.03) per share, compared to a net loss per share of ($0.06) for the three months ended June 30, 2012.   The weighted average number of shares outstanding was 48,316,097 and 28,089,734, respectively, for the three month periods ended June 30, 2013 and 2012.

FINANCIAL CONDITION

At June 30, 2013, we had total assets of $15,068,866, compared to total assets of $15,256,450 at March 31, 2013.  We had cash of $613,485 at June 30, 2013 compared to cash of $223,257 at March 31, 2013.  The increase in cash is due to borrowings from our note payable offset by cash used in operations for the three months ended June 30, 2013.

Total liabilities at June 30, 2013 were $2,131,023, compared to total liabilities of $1,066,544 at March 31, 2013.  Total liabilities at June 30, 2013 were comprised primarily of accounts payable and accrued expenses and notes payables.  The increase in total liabilities is primarily due to our borrowings under our note payable.

Total shareholders’ equity was $12,937,843 at June 30, 2013, compared to $14,189,906 at March 31, 2013.  Shareholders’ equity decreased $1,252,063 during the period due to our operating net loss offset by common stock issued for services.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2013, net cash flows used in operating activities were $484,495 consisting primarily of a net loss of $1,543,196 offset by depreciation and changes in assets and liabilities, compared to net cash flows used in operating activities for the three months ended June 30, 2012 of $1,103,080.  The primary reason for this decrease in cash used in operating activities is the Company’s commencement of operations and revenue generation and changes in working capital.

Investing Activities

For the three month period ended June 30, 2013, net cash flows used in investing activities were $15,407, consisting of the purchase of property, plant and equipment.  Net cash flows used in investing activities were $407,950 for the three months ended June 30, 2012.  This reduction in cash used in investing activities is due to ongoing operational status of our assets in the three months ended June 30, 2012 versus the start-up status of our operations during the three months ended June 30, 2012.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities.  For the three month periods ended June 30, 2013 and June 30, 2012, we generated $890,130 and $1,977,508, respectively, from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.  Effective June 21, 2013, we entered into a $1,000,000 secured credit facility with Platinum Capital Partners, LP (“Platinum”) to provide near-term liquidity for working capital requirements.

Existing cash of $613,485 as of June 30, 2013, is not expected to be adequate to fund our operations through the end of the fiscal year ending March 31, 2014.  As of June 30, 2013, other than our agreement with Platinum, we had no lines of credit or other bank financing arrangements.  We are pursuing on-going solicitations of investment in the Company in the form of a private placement of common shares, secured and unsecured debt to accredited investors to provide addition liquidity and working capital requirements.

Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on commercial acceptable terms, if at all, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS AND ARRANGEMENTS

On June 21, 2013, the Company entered into a loan agreement with Platinum providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  As of June 30, 2013, $935,000 was outstanding on this facility.  The Company plans to utilize these funds to fund our ongoing operations.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month, and a service charge of 3% applies to late payments.  The loan agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The credit facility matures on June 20, 2014.  The loan agreement contains a number of restrictions on our business, including restrictions on our ability to merge, sell assets, create or incur liens on assets, make distributions to its shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, we granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.

On June 30, 2013, the Consulting Agreements, dated March 6, 2013 (the “Consulting Agreement”), between the Company and Michael R. Monahan and Theo Strous were terminated effective June 30, 2013.  Pursuant to the Consulting Agreements, Messrs. Monahan and Strous had been providing certain management and consulting services, as well as other services, to the Company.  The Company did not incur any early termination penalties in connection with the termination of the Consulting Agreements.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended March 31, 2013.

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

Asset Purchases

On June 5, 2012, we completed the ADGC Asset Purchase and we paid the $100,000 cash portion of the purchase price during the month of December 2012.  We obtained a third-party valuation to support the fair value of the assets acquired. This valuation determined a value of $770,000 for the subscription rights.  The amounts allocated to the ADGC assets acquired are based upon the results of that valuation appraisal and the following table reflects our final purchase price allocation of the assets:

Inventory	$269,000
In-process research and development	601,000
Total	$870,000

The ADGC Offering was completed in March 2013 and resulted in the issuance of an aggregate of 988,380 shares of our common stock.

We believe that the acquisition of these assets from ADGC was not the acquisitions of a “business” within the definition set forth in GAAP or Rule 11-01(d).

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight line basis beginning at the time it is placed in service, based on the following estimated useful lives:

Years
Machinery and equipment	3—15
Furniture and fixtures	3—10
Engineering equipment	5—12

Leasehold improvements are depreciated at the lesser of the remaining term of the lease or the life of the asset (generally three to seven years).

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets, such as acquired in-process research and development “IPRD” costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management’s estimate of useful life of any patents when placed in service is a critical judgment. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of June 30, 2013.

During the quarter ended June 30, 2013, management of the Company conducted a strategic review of its intellectual property portfolio and determined that a portion of the portfolio should be considered for placement in service due to the Company’s recent entrance into the gemstone marketplace.  As a result, intangible assets in the amount of $601,000 previously classified as IPRD were assigned to specific patents and considered placed in service. These patents are being amortized over a period ranging from 16.33 to 19.46 years corresponding to their remaining life.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2013, we carried an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

In connection with the evaluation described above and prior evaluations, the current management team identified material weaknesses in our internal control over financial reporting as of June 30, 2013, in the following areas:

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

During the period covered by this annual report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  The effectiveness of efforts the Company has made to remediate the identified material weaknesses have been limited by turnover of the Chief Executive Officer and Chief Financial Officer positions.  We have taken steps to enhance and improve the design of our internal control over financial reporting, and we plan to take additional steps during our fiscal year ending March 31, 2014, including the implementation of the following changes:

•                                          Adding one or more independent directors and establishing an audit committee; and

•                                          Implementation of documented control structure and related procedures.

Changes in Internal Controls

Other than described above in connection with our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Bernard M. McPheely resigned from the Board of Directors on May 14, 2013. The Company believes that Mr. McPheely and other former officers and a former professional services provider engaged in a prolonged pattern of activity and behavior which the Company believes likely may have violated such parties fiduciary duties to the Company, the Company’s Code of Ethics, various aspects of Nevada and South Carolina corporate and/or civil law, South Carolina criminal law, and Federal and state securities laws.  The Company is evaluating the remedies available to it in connection with such violations.

On July 26, 2013, Bernard M. McPheely, Trustee for the Bernard M. McPheely Revocable Trust Dated May 25, 2012, Thomas P. Hartness, Trustee for the Thomas P. Hartness Revocable Trust Dated July 31, 2010, Brian McPheely and Robert Daisley (collectively, “plaintiffs”), derivatively and on behalf of the Company, filed a complaint in the Court of Common Pleas of the State of South Carolina, County of Greenville against Edward S. Adams (our Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), Robert Linares (a current member of the Board), Theodorus Strous (a current member of the Board) and the law firm of Adams Monahan, LLP (collectively, “defendants”), and the Company, as a nominal defendant.  Bernard M. McPheely is a former member of the Company’s Board of Directors.

The complaint alleges (i) against defendants, breach of fiduciary duty, corporate waste and unjust enrichment; (ii) against Messrs. Strous and Linares and Adams Monahan LLP, aiding and abetting a breach of fiduciary duty; (iii) against Messrs. Adams and Monahan, civil conspiracy; (iv) against Messrs. Adams, Monahan and Linares, breach of fiduciary duty — controlling shareholder; and (v) against Mr. Strous and Adams Monahan LLP, aiding and abetting a breach of controlling shareholder duty.  The allegations relate to, among other things, certain actions allegedly taken by defendants in connection with: the acquisition by the Company of certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”); the ADGC Asset Purchase discussed in Note 2 above; the Company’s agreement to provide certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 16 million and 1 million shares, respectively, of common stock of the Company for $0.01 per share (collectively, the “ADI/ADGC Offering”); the provision of legal services by Adams Monahan LLP to the Company; certain equity issuances by the Company following the ADI/ADGC Offering; certain bonuses and other payments paid to members of the Board of Directors; and certain indemnification obligations undertaken by the Company in favor of Messrs. Adams and Monahan.

Plaintiffs are seeking direct and consequential damages sustained by the Company in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the alleged breaches of fiduciary duties; reasonable attorney’s fees and costs for the Company incurred in prosecuting the action; and other relief as deemed by the court to be just and proper. The Company and its Board of Directors considers this action to be an improper and unlawful continuation of Mr. McPheely’s  (and others) attempts to usurp the Board’s authority and to gain control of the Company for the purpose of enriching himself and others at the expense of and to the detriment of the Company’s shareholders. The Board of Directors is evaluating the claim in order to determine how to proceed.  At present, the Board of Directors and the Company believe this action to be without merit and intend to vigorously defend it.

ITEM 1A.             RISK FACTORS

Not applicable (the Company is a smaller reporting company).

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise indicated, the issuances were made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as we reasonably believed that the recipients were sophisticated, that no general solicitations were involved and these transactions did not otherwise involve a public offering.

On June 4, 2013, we issued 527,500 shares of our common stock to Company financial advisors in consideration for services related to our raising additional capital for the Company.  We recognized $200,450 in prepaid expense to reflect the value of these shares.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed as part of this Report:

10.1

Loan Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP.  (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 27, 2013).

10.2

Security Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP. (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 27, 2013).

10.3

Promissory Note dated as of June 21, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP. (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on June 27, 2013).

10.4	Amendment to Stock Option Grant Agreement for Michael McMahon

10.5	Amendment to Stock Option Grant Agreement for Jonathan Pfohl

31.01	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.02	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.01	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101

The following materials from the Quarterly Report on Form 10-Q of Scio Diamond Technology Corporation for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: August 13, 2013	/s/ Michael McMahon
By: Michael McMahon
Its: Chief Executive Officer

Dated: August 13, 2013	/s/ Jonathan M. Pfohl
By: Jonathan M. Pfohl
Its: Chief Financial Officer