Form 10-Q
period 2013-09-30
Scio Diamond Technology Corp
filed 2013-11-14
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock, $0.001 par value, outstanding as of November 11, 2013 was 50,264,312

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

PART I - FINANCIAL INFORMATION

ITEM 1.                UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation

CONDENSED BALANCE SHEETS

As of September 30, 2013 and March 30, 2013

	September 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,822	$223,257
Accounts receivable, net	1,091	69,042
Inventory, net	431,351	538,948
Prepaid expenses	95,397	34,455
Prepaid rent	23,050	23,050

Total current assets	557,711	888,752

Property, plant and equipment
Facility	897,596	883,246
Manufacturing equipment	3,820,323	3,813,865
Other equipment	71,059	69,331
Total property, plant and equipment	4,788,978	4,766,442
Less accumulated depreciation	(847,298)	(493,533)
Net property, plant and equipment	3,941,680	4,272,909

Intangible assets, net	9,628,145	10,015,651
Prepaid rent, noncurrent	53,813	65,338
Other assets	—	13,800

TOTAL ASSETS	$14,181,349	$15,256,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$656,294	$285,651
Customer deposits	44,807	—
Accrued expenses	646,579	730,698
Notes payable	974,105	—

Total current liabilities	2,321,785	1,016,349

Other liabilities	67,169	50,195

TOTAL LIABILITIES	2,388,954	1,066,544

Common stock $0.001 par value, 75,000,000 shares authorized; 50,264,312 and 47,736,812 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	50,264	47,737
Additional paid-in capital	24,274,211	23,789,478
Accumulated deficit	(12,531,080)	(9,646,309)
Treasury stock, 1,000,000 shares at September 30, 2013 and March 31, 2013	(1,000)	(1,000)

Total stockholders’ equity	11,792,395	14,189,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,181,349	$15,256,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months ended September 30, 2013 and 2012

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue
Gross revenue	$236,235	$61,149	$495,215	$73,101

Cost of goods sold
Cost of goods sold	533,677	194,421	1,227,787	212,892

Gross margin	(297,442)	(133,272)	(732,572)	(139,791)

General, administrative, and pre-operating expenses
Professional and consulting fees	478,537	524,291	992,899	749,213
Salaries and benefits	188,601	448,557	425,438	1,792,654
Rent, equipment lease and facilities expense	37,892	78,484	75,248	230,172
Marketing costs	13,167	8,763	26,416	23,943
Depreciation	200,018	4,524	399,892	6,474
Corporate general and administrative	83,554	63,029	185,360	139,336

Loss from operations	(1,299,211)	(1,260,920)	(2,837,825)	(3.081,583)

Other income (expense)
Interest expense	(42,364)	(756)	(46,946)	(1,592)

Net loss	$(1,341,575)	$(1,261,676)	$(2,884,771)	$(3,083,175)

Loss per share
Basic:
Weighted average number of shares outstanding	49,319,257	33,495,227	48,820,118	30,042,828
Loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.10)
Fully diluted:
Weighted average number of shares outstanding	49,319,257	33,495,227	48,820,118	30,042,828
Loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Six Months Ended September 30, 2013 and 2012

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net loss	$(2,884,771)	$(3,083,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	745,170	161,241
Expense for stock and inventory issued in exchange for services	365,018	—
Employee stock based compensation	133,409	1,267,749
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	67,951	(3,064)
Decrease/(increase) in prepaid expenses and rent	30,482	(8,303)
Decrease/(increase) in inventory and other assets	96,304	(153,638)
Increase in accounts payable	370,643	72,879
Increase in customer deposits	44,807	40,979
Decrease in accrued expenses	(70,015)	(144,928)
Increase in other liabilities	16,974	18,135

Net cash used in operating activities	(1,084,028)	(1,832,125)

Cash flows from investing activities:
Deposits for property, plant and equipment	—	(250,010)
Purchase of property, plant and equipment	(22,536)	(659,071)

Net cash used in investing activities	(22,536)	(909,081)

Cash flows from financing activities:
Proceeds from note payable	974,105	—
Finance charges paid on note payable	(84,105)	—
Proceeds from sale of common stock - net of fees	129	3,781,160
Payments on notes payable	—	(50,000)

Net cash provided by financing activities	890,129	3,731,160

Change in cash and cash equivalents	(216,435)	989,954
Cash and cash equivalents, beginning of period	223,257	808,516

Cash and cash equivalents, end of period	$6,822	$1,798,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Six Months Ended September 30, 2013 and 2012 (Unaudited)
(Continued)

	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012

Supplemental cash flow disclosures:
Cash paid for:
Interest	$18,874	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$—	$100,000
Warrants issued for real property lease	$—	$39,000
Purchase of assets funded through ADGC subscription rights	$—	$790,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
For the period April 1, 2013 through September 30, 2013

(Unaudited)

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2013	47,736,812	$47,737	$23,789,478	(1,000,000)	$(1,000)	$(9,646,309)	$14,189,906

Common stock issued in exchange for consulting services	527,500	527	199,923	—	—	—	200,450
Common Stock issued in exchange for past legal services	1,000,000	1,000	152,272		—	—	153,272
Administrative fee received for previous stock issuance	—	—	129	—	—	—	129
Common stock issued for indemnification of legal settlement	1,000,000	1,000	(1,000)	—	—	—	—
Employee stock based compensation	—	—	133,409	—	—	—	133,409
Net loss for the quarter ended September 30, 2013	—	—	—	—	—	(2,884,771)	(2,884,771)
Balance, September 30, 2013	50,264,312	$50,264	$24,274,211	(1,000,000)	$(1,000)	$(12,531,080)	$11,792,395

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Scio Diamond Technology Corporation (referred to herein as the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada as Krossbow Holding Corp. on September 17, 2009. The original business plan of the Company was focused on offsetting carbon dioxide emissions through the creation and protection of forest-based carbon “sinks.” The Company has since abandoned its original business plan and restructured its business to focus on man-made diamond technology development and commercialization.

Prior to October 1, 2012, the Company was a development stage company. Developmental activities have ceased and planned principal operations have commenced.

On September 16, 2013, the Company entered into a series of agreements with SAAMABA, LLC and S21 Research Holdings (the “Grace Rich Agreements”) to form a joint venture with operations in the People’s Republic of China to deploy 100 Scio designed diamond growing machines.  The agreements allow for the expansion of the joint venture to 400 or more machines.  Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing and development revenue and a 30% ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.

Going Concern

The Company has generated very little revenue to date and consequently its operations are subject to all risks inherent in the establishment and commercial launch of a new business enterprise.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•                                          On-going solicitation of investment in the Company in the form of private placements of common shares, secured and unsecured debt to accredited investors;

•                                          Focused efforts on new business development opportunities to generate incremental revenues and diversify our customer base; and

•                                          Began exploring strategic joint ventures, technology licensing agreements and dedicated contract manufacturing to expand company revenue and cash flow including our recently agreed to joint venture in China.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2013 and March 31, 2013 and the results of operations and cash flows for the three and six month interim periods ended September 30, 2013 and 2012.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year.  The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2013.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	September 30,
	2013	2012
Common stock options and warrants	9,778,045	10,791,264

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers.  The Company has determined that an allowance was not necessary at September 30, 2013 or March 31, 2013.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (“FIFO”) method. The components of inventories are as follows:

	September 30, 2013	March 31, 2013
Raw materials and supplies	$132,462	$64,255
Work in process	22,486	—
Finished goods	331,911	474,693
	486,859	538,948
Inventory reserves	(55,508)	—
	$431,351	$538,948

During the six months ended September 30, 2013, we established a lower cost of market reserve of $55,508 due to expected selling prices being lower than cost.  The estimation of the total write-down involves management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete, disposal costs and an expected profit margin.

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

Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the six months ended September 30, 2013 or 2012.

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

In addition, GAAP requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. On August 31, 2011, the Company issued to certain current and former stockholders of Apollo Diamond Inc. (“ADI”) that were at that time accredited investors subscription rights valued at $11,040,000 for the purchase of ADI assets disclosed in Note 2 measured at fair value on a nonrecurring basis. The fair value of the ADI subscription rights was determined based on an appraisal which used the Black-Scholes model whose assumptions were considered by management to be a Level 3 input. During September 2012, the Company issued to certain current and former stockholders of Apollo Diamond Gemstone Corporation (“ADGC”) that were at the time accredited investors subscription rights valued at $770,000 for the purchase of ADGC assets disclosed in Note 2 measured at fair value on a nonrecurring basis. The fair value of the ADGC subscription rights was determined using the Black-Scholes model whose assumptions were considered by management to be a Level 3 input.

As of September 30, 2013, the Company had 425,545 warrants outstanding with exercise prices of $0.70 per share. The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work, placement agent services, and in exchange for cash discounts on facility rent, and are valued at $0.52 per warrant using the Black-Scholes model.  In addition, the Company has 200,000 warrants outstanding with exercise prices of $1.60 per share.  These warrants expire in 2018 and were issued by the Company as compensation to a Board member and an unaffiliated third party for efforts related to the Company’s largest customer and were valued at $0.57 per warrant using the Black-Scholes model.

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

NOTE 2 — ASSET PURCHASES

On June 5, 2012, the Company acquired certain of the assets of ADGC (the “ADGC Asset Purchase”), consisting primarily of lab-created diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the right for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”). The Company paid the $100,000 cash portion of the ADGC Asset Purchase during the month of December 2012. The ADGC Offering began in June 2012 and was completed in March 2013.  The Company obtained a third-party valuation to support the fair value of the assets acquired. This valuation determined a value of $770,000 for the subscription rights.  The amounts allocated to the ADGC assets acquired are based upon the results of that valuation appraisal and the following table reflects our final purchase price allocation of the assets:

Inventory	$269,000
In-process research and development	601,000
Total	$870,000

The ADGC Offering was completed in March 2013 and resulted in the issuance of an aggregate of 988,380 shares of the Company’s common stock.

NOTE 3 — INTANGIBLE ASSETS

During the six months ended September 30, 2013, the Company evaluated its patent portfolio and allocated $601,000 of the previously acquired in-process research and development from the ADGC Asset Purchase to specific patents related to the gemstone market that are being used by the Company for its commercial operations. These patents were considered placed in service by the Company during the quarter ended June 30, 2013 and the values assigned are being amortized on a straight-line basis over the remaining effective lives of the patents.

Intangible assets consist of the following:

		September 30,	March 31,
	Life	2013	2013
Patents, gross	6.75 – 19.46	$8,135,063	$7,534,063
In-process research and development	Indefinite	2,250,435	2,851,435
		10,385,498	10,385,498
Accumulated amortization		757,353	369,847
Net intangible assets		$9,628,145	$10,015,651

Total amortization expense for the three and six months ending September 30, 2013 was $193,753 and $387,506, respectively. There was no amortization expense for the three and six months ended September 30, 2012.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Six months ending March 31, 2014	$387,506
March 31, 2015	775,011
March 31, 2016	775,011
March 31, 2017	775,011
March 31, 2018	775,011
Thereafter	$3,890,160

NOTE 4 — NOTES PAYABLE

On June 21, 2013, the Company entered into a loan agreement (the “Original Loan Agreement”) with Platinum Capital Partners, LP (“Platinum”) providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  At September 30, 2013, the Company had utilized a portion of these funds to fund its ongoing operations.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month, and a service charge of 3% applies to late payments.  The Original Loan Agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The credit facility matures on June 20, 2014.  The Original Loan Agreement contains a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The Original Loan Agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the Original Loan Agreement.  Under a security agreement entered into in connection with the loan agreement, the Company granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.

The Company had an outstanding balance on this note of $974,105 at September 30, 2013 and was compliant with all financial debt convents.  The remaining $25,895 of availability on this note is reserved to make certain interest payments on the note.  On October 11, 2013, the Company and Platinum amended the Original Loan Agreement to provide for an additional $500,000 of borrowing capacity as described in Note 9: Subsequent Events.

NOTE 5 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

During the six months ending September 30, 2012, Company issued 2,538,750 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60, at a unit price of $0.80 for total net cash proceeds of $1,998,920.

On June 4, 2013 the Company engaged Arque Capital LTD., Maxwell Simon, Inc., and Stonegate Securities, Inc. to provide consulting services in connection with future capital raising activities.  The Company issued 165,000, 162,500 and 200,000 shares of its common stock, respectively to each of Arque Capital LTD., Maxwell Simon, Inc. and Stonegate Securities Inc., respectively as partial compensation for these engagements.  The Company recognized $200,450 in expense related to these share issuances.

On September 25, 2013 the Company issued 1,000,000 shares of its common stock to our attorneys Schwegman, Lundberg & Woessner in exchange for $153,272 of past legal services.

The Company had 50,264,312 shares of common stock issued and outstanding as of September 30, 2013 of which 1,000,000 were held in treasury.

The Company had 5,516,795 warrants outstanding with a weighted average exercise price of $1.53 per share as of September 30, 2013.  No warrants were issued in the six months ended September 30, 2013.

NOTE 6 — SHARE-BASED COMPENSATION

The Company currently has one equity-based compensation plan under which stock-based compensation awards can be granted to directors, officers, employees and consultants providing bona fide services to or for the Company.  The Company’s 2012 Share Incentive Plan was adopted on May 7, 2012 (the “2012 Share Incentive Plan” or “Plan”) and allows the Company to issue up to 5,000,000 share of its common stock pursuant to awards granted under the 2012 Share Incentive Plan.  The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing.  The only awards that have been issued under the Plan are stock options.  Because the Plan has not been approved by our shareholders, all such stock option awards are non-qualified stock options.  As of September 30, 2013, 813,750 shares remained available for issuance under the Plan.

On September 25, 2013, the Company granted nine non-executive employees options to purchase a total of 500,000 shares of the Company’s stock.  These options vest based on the Company meeting various operating metric and cash flow targets.  The exercise price of $0.33 per share is equal to the closing price of a share of the Company’s common stock on the date of grant.  Using the Black-Scholes option pricing model, management has estimated the options issued on September 25, 2013 had a value of $0.21 per option on the date of the grant.  None of these options were vested upon issuance and the Company recognized no compensation costs for these options as of September 30, 2013.

The assumptions used and the calculated fair value of the September 30, 2013 options are as follows:

Expected dividend yield	0.00%
Risk-free interest rate	.66%
Expected life in years	3.00
Expected volatility	102.3%
Weighted average calculated value of options granted	$0.21

The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of September 30, 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Options Outstanding March 31, 2013	4,092,500	$0.87	2.54
Granted	500,000	0.33	2.99
Exercised	—	—	—
Expired/cancelled	(406,250)	0.88	—
Options Outstanding September 30, 2013	4,186,250	$0.79	1.87
Exercisable at September 30, 2013	1,703,833	$0.82	2.01

Prior to December 2012, the Company’s practice was to issue options with exercise prices of $0.70 or $0.80 per share which were the prices of recent equity capital investment.  However, in December 2012, the Company decided to change the exercise price policy by utilizing the stock market closing price on the day that the options were granted by our Board of Directors.  All subsequent exercise prices have been determined in this manner.

The intrinsic value of options outstanding at September 30, 2013 and March 31, 2013 was $0 and $299,900, respectively.  The intrinsic value of options exercisable at September 30, 2013 and March 31, 2013 was $0 and $176,109, respectively.

A summary of the status of non-vested shares as of March 31, 2013 and changes during the six months ended September 30, 2013 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2013	2,466,278	$0.65
Granted	500,000	0.21
Vested	(343,750)	0.73
Expired/cancelled: non-vested	(200,000)	0.43
Non-vested at September 30, 2013	2,482,417	$0.57

The Company estimates the fair value of options granted on the grant date utilizing the Black-Scholes Option model.  For the six months ended September 30, 2013 and 2012, the Company recognized $133,409 and $1,267,749, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

At September 30, 2013, unrecognized compensation cost related to non-vested awards was $1,134,425.  This cost is expected to be recognized over a weighted average period of 2.75 years.  The total fair value of shares vested during the six months ended September 30, 2013 and 2012 was $133,409 and $997,165, respectively.

NOTE 7 — RELATED PARTIES

The Company incurred expenses of $19,658 and $64,266 for professional and consulting services provided by AdamsMonahan, LLP, a firm in which our board member, Edward S. Adams and former board member Michael R. Monahan, are partners, for the six months ended September 30, 2013 and 2012, respectively.  The Company and AdamsMonahan, LLP amicably terminated their professional relationship on June 30, 2013.

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

On March 6, 2013, the Board of Directors retained Mr. Michael Monahan, who at the time was a member of the Company’s Board, and Mr. Theo Strous, a current director, to provide consulting services for the Company at a total cost of $11,000 and $4,000 respectively, per month.  These consulting service agreements with both Messrs. Monahan and Strous were terminated effective June 30, 2013.  The Company recognized $45,000 in consulting expense for these services during the six months ended September 30, 2013.

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

On March 25, 2013, the Board of Directors agreed to indemnify Messrs. Adams and Monahan for expenses incurred and common stock they provided to settle litigation in May 2012.  On May 21, 2013, the Company deemed issued the 1,000,000 shares previously allocated for indemnification of Messrs. Adams and Monahan and on July 2, 2013, the Company entered into an agreement with Mr. Adams to pay out remaining indemnification related liabilities of $117,305.93 at $7,500 per month through October 2014.

NOTE 8 — LITIGATION

On July 26, 2013, Bernard M. McPheely, Trustee for the Bernard M. McPheely Revocable Trust Dated May 25, 2012, Thomas P. Hartness, Trustee for the Thomas P. Hartness Revocable Trust Dated July 31, 2010, Brian McPheely and Robert Daisley (collectively, “plaintiffs”), derivatively and on behalf of the Company, filed a complaint in the Court of Common Pleas of the State of South Carolina, County of Greenville against Edward S. Adams (our Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), Robert Linares (a current member of the Board), Theodorus Strous (a current member of the Board) and the law firm of Adams Monahan, LLP (collectively, “defendants”), and the Company, as a nominal defendant (the “Scio Derivative Complaint”).  Bernard M. McPheely is a former member of the Company’s Board of Directors.

The Scio Derivative Complaint alleges (i) against defendants, breach of fiduciary duty, corporate waste and unjust enrichment; (ii) against Messrs. Strous and Linares and Adams Monahan LLP, aiding and abetting a breach of fiduciary duty; (iii) against Messrs. Adams and Monahan, civil conspiracy; (iv) against Messrs. Adams, Monahan and Linares, breach of fiduciary duty — controlling shareholder; and (v) against Mr. Strous and Adams Monahan LLP, aiding and abetting a breach of controlling shareholder duty.  The allegations relate to, among other things, certain actions allegedly taken by defendants in connection with: the acquisition by the Company of certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”); the ADGC Asset Purchase discussed in Note 2 above; the Company’s agreement to provide certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 16 million and 1 million shares, respectively, of common stock of the Company for $0.01 per share (collectively, the “ADI/ADGC Offering”); the provision of legal services by Adams Monahan LLP to the Company; certain equity issuances by the Company following the ADI/ADGC Offering; certain bonuses and other payments paid to members of the Board of Directors; and certain indemnification obligations undertaken by the Company in favor of Messrs. Adams and Monahan.

Plaintiffs are seeking direct and consequential damages sustained by the Company in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the alleged breaches of fiduciary duties; reasonable attorney’s fees and costs for the Company incurred in prosecuting the action; and other relief as deemed by the court to be just and proper. The defendants believe the Scio Derivative Complaint to be without merit and are vigorously defending it.

NOTE 9: SUBSEQUENT EVENTS

On October 1, 2013, the Company’s Board of Directors approved the issuance of 68,750 stock options to each of Messrs. Adams, Linares, and Strous for their services throughout calendar 2013.  The grant is in accordance with the Company’s director compensation program that provides 6,250 options to each director for each Board meeting held.  All 206,250 options issued have an exercise price of $0.42 that reflects the Company’s closing stock price on the date of grant.

On October 11, 2013, the Company entered into a First Amendment to Loan Agreement (the “First Amendment”), dated October 11, 2013, with Platinum, which amends Original Loan Agreement, as amended by the First Amendment, the “Amended Loan Agreement”) to provide for an additional $500,000 of borrowing capacity (the “Additional Loan” and, together with the original Loan, the “Loan”) under the existing $1 million secured revolving line of credit established under the Original Loan Agreement.  The Company may draw on the line to fund working capital.  The Additional Loan, which is represented by a Promissory Note dated October 11, 2013 (the “New Note”), matures on June 20, 2014.  On October 11, 2013, $280,750 was drawn on the Additional Loan, $30,750 of which was retained by Platinum to cover applicable fees.

The Company plans to utilize funds drawn on the Additional Loan to fund its ongoing operations.  Borrowings accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month, and a service charge of 3% applies to late payments. An interest reserve of $133,500 has been set aside from the proceeds of the New Note to make required payments of interest, provided that interest billed to the Company will first be deducted from a $90,000 reserve established under the Original Note for payments of interest on the Original Note, until that reserve has been exhausted. The Amended Loan Agreement also provides for payment of an accommodation fee of $25,000 and a closing fee of $3,250, the amounts of which were retained by Platinum out of amounts drawn on the Additional Loan on October 11, 2013.  The Company’s obligations under the Amended Loan Agreement are not guaranteed by any other party.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the Amended Loan Agreement.  The Loan is secured by a security agreement, under which the Company grants Platinum first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the Loan.  The New Note provides for monthly interest payments commencing November 2013 and for repayment of all amounts drawn, together with accrued interest, on June 20, 2014.

On October 15, 2013, plaintiff Mark P. Sennott, as Trustee of the Sennott Family Charitable Trust, (“Plaintiff”) filed a complaint derivatively, on behalf of Apollo Diamond, Inc. (“Apollo”), in the U.S. District Court for the District of South Carolina, Greenville Division, against Edward S. Adams (our Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), the law firm of Adams Monahan, LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation, and the Company (collectively, “Defendants”).  This derivative complaint on Apollo’s behalf (the “Apollo Derivative Complaint”) alleges claims for breach of fiduciary duty, constructive fraud and unjust enrichment.  The allegations in the Apollo Derivative complaint are duplicative of the Scio Derivative Complaint allegations concerning Apollo, and repeat almost verbatim the allegations from earlier lawsuits filed and dismissed in 2012 against the Defendants, which were previously disclosed in the Company’s Form 10-Q for the six months ended September 30, 2012 and Form 10-K for fiscal year ended March 31, 2013.  Plaintiff is seeking direct and consequential damages sustained by Plaintiff in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the allegedly wrongful acts; reasonable attorney’s fees and costs incurred in prosecuting the action; and other relief as deemed by the court to be just and proper.  The Defendants believe the Apollo Derivative Complaint has no merit and are vigorously defending it.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, but are not limited to: (1) if the Company is not able to obtain further debt or equity financing, its business operations may fail, (2) the Company has only started generating revenue and has not generated positive operating cash flow, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification increases the risks associated with its business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing its business, (4) the Company may not effectively execute its business plan or manage its potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has experienced substantial turnover of key management personnel and may not be able to attract and retain key management personnel to manage the Company or laboratory scientists to carry out its business operations, which could have a material adverse effect on its business, (7) the Company has expended time and resources in connection with the restatement of its financial statements and other disclosures and the Company may expend a substantial amount of time and resources in connection with responding to potential inquiries or legal actions by the Securities and Exchange Commission, stockholders or other parties, which may impair its ability to raise capital and to operate its business, (8) the Company’s revenues have derived primarily from two customers and may continue to be concentrated in the future, and (9) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, including, without limitations described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2013.

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

On September 16, 2013, the Company entered into a series of agreements with SAAMABA, LLC and S21 Research Holdings (the “Grace Rich Agreements”) to form a joint venture with operations in the People’s Republic of China to deploy 100 Scio designed diamond growing machines.  The agreements allow for the expansion of the joint venture to 400 machines.  Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing and development revenue and a 30% ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.  The Company is not required to make any on-going funding contributions to the joint venture and its ownership stake cannot be reduced from 30%.

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

Nearly all of the Company’s present production capacity is being sold for use in precision cutting devices and gemstones.  As of September 30, 2013 we had generated $1,376,963 in net revenue since inception from sales of our diamond materials.  To date, most of our product has been sold overseas and 100% of these sales have been to external customers.  We expect continued development of an international market for our diamond materials.

RESULTS OF OPERATIONS

Three and Six Month Period Ended September 30, 2013 Compared to the Three and Six Month Period Ended September 30, 2012

During the three month period ended September 30, 2013, we recorded net revenue of $263,235, compared to $61,149 in net revenue during the three months ended September 30, 2012.  During the six month period ended September 30, 2013, we recorded net revenue of $495,215, compared to $73,101 in net revenue during the six months ended September 30, 2012.  The increase in revenue is primarily due to the Company’s startup of commercial operations during the three months ended September 30, 2012 and the subsequent continuation of commercial operation, production, and sales activities during the entire six month period ending September 30, 20913..  Cost of goods sold was $533,677 for the three months ended September 30, 2013 versus $194,421 for the three months ended September 30, 2012.  This increase was due to three full months of production during the three months ended September 30, 2013 while initial production was starting up during the three months ended September 30, 2012.  With production and sales of manufactured products continuing, we had cost of goods sold expense of $1,227,787 during the six month period ended September 30, 2013 versus $212,892 for the six months ended September 30, 2012.

During the three month period ended September 30, 2013, we incurred total operating expenses of $1,535,446, compared to total operating expenses of $1,322,069 during the three months ended September 30, 2012.  During the six month period ended September 30, 2013, we incurred total operating expenses of $3,333,040, compared to total operating expenses of $3,154,684 during the six months ended September 30, 2012.  We incurred salary and benefit expense including direct labor costs recorded in cost of goods sold of $350,415 during the three months ended September 30, 2013 and $520,406 during the three months ended September 30, 2012.  We incurred salary and benefit expense including direct labor costs recorded in cost of goods sold of $762,306 during the six months ended September 30, 2013 and $1,864,503 during the six months ended September 30, 2012.  This reduction is due to lower stock-based incentive compensation for executive officers of the Company.  We incurred $478,537 in professional and consulting fees including $233,546 related to ongoing litigation during the three months ended September 30, 2013, compared to $524,291 for the three months ended September 30, 2012.  This reduction was due to lower legal fees recognized during the three months ended September 30, 2013 versus the prior year period.  We incurred $992,899 in professional and consulting fees during the six months ended September 30, 2013, compared to $749,213 for the six months ended September 30, 2012.  This increase was primarily due to consulting fees recognized for stock issued for capital raising services.  .

Depreciation expense of $172,926 and $151,281 was recorded in cost of goods sold during the three months ended September 30, 2013 and 2012, respectively.  Depreciation expense of $345,278 and $154,757 was recorded in cost of goods sold during the six months ended September 30, 2013 and 2012, respectively.  This increase is due to the continuation of manufacturing operations.

Our net loss for three month period ended September 30, 2013 was $1,341,575, compared to a net loss of $1,261,676 during the three months ended September 30, 2012.  Our net loss for the six month period ended September 30, 2013 was $2,884,771, compared to a net loss of $3,083,175 during the six months ended September 30, 2012.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses.  Our net loss per share for the three month period ended September 30, 2013 was ($0.03) per share, compared to a net loss per share of ($0.04) for the six months ended September 30, 2012.  Our net loss per share for the six month period ended September 30, 2013 was ($0.06) per share, compared to a net loss per share of ($0.10) for the six months ended September 30, 2012.  The weighted average number of shares outstanding was 49,319,257 and 33,495,227, respectively, for the three month periods ended September 30, 2013 and 2012.  The weighted average number of shares outstanding was 48,820,118 and 30,024,828, respectively, for the six month periods ended September 30, 2013 and 2012.

FINANCIAL CONDITION

At September 30, 2013, we had total assets of $14,181,349, compared to total assets of $15,256,450 at March 31, 2013.  We had cash of $6,822 at September 30, 2013 compared to cash of $223,257 at March 31, 2013.  The decrease in cash is due to cash used in operations for the six months ended September 30, 2013.

Total liabilities at September 30, 2013 were $2,388,954, compared to total liabilities of $1,066,544 at March 31, 2013.  Total liabilities at September 30, 2013 were comprised primarily of accounts payable and accrued expenses and notes payables.  The increase in total liabilities is primarily due to an increase in accounts payable and borrowings under our note payable.

Total shareholders’ equity was $11,792,395 at September 30, 2013, compared to $14,189,906 at March 31, 2013.  Shareholders’ equity decreased $2,397,511 during the period due to our operating net loss offset by common stock issued for services.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2013, net cash flows used in operating activities were $1,084,028 consisting primarily of a net loss of $2,884,771 offset by depreciation and changes in assets and liabilities, compared to net cash flows used in operating activities for the six months ended September 30, 2012 of $1,832,125.  The primary reason for this decrease in cash used in operating activities is the Company’s commencement of operations and revenue generation and changes in working capital.

Investing Activities

For the six month period ended September 30, 2013, net cash used in investing activities was $22,536, consisting of the purchase of property, plant and equipment.  Net cash used in investing activities was $909,081 for the six months ended September 30, 2012.  This reduction in cash used in investing activities is due to ongoing operational status of our assets in the six months ended September 30, 2012 versus the start-up status of our operations during the six months ended September 30, 2012.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities.  For the six month periods ended September 30, 2013 and September 30, 2012, we generated $890,129 and $3,731,160, respectively, from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.  Effective June 21, 2013, we entered into a $1,000,000 secured credit facility with Platinum Capital Partners, LP (“Platinum”) to provide near-term liquidity for working capital requirements.  This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Note 9: Subsequent Events.

Existing cash of $6,822 as of September 30, 2013, is not expected to be adequate to fund our operations through the end of the fiscal year ending March 31, 2014.  As of September 30, 2013, other than our agreement with Platinum, we had no lines of credit or other bank financing arrangements.  We are pursuing on-going solicitations of investments in the Company in the form of private placements of common shares, secured debt and unsecured debt to accredited investors to provide addition liquidity and working capital requirements.

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

MATERIAL COMMITMENTS AND ARRANGEMENTS

On June 21, 2013, the Company entered into a loan agreement with Platinum providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  As of September 30, 2013, $974,105 was outstanding on this facility.  The Company plans to utilize these funds to fund our ongoing operations.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month, and a service charge of 3% applies to late payments.  The loan agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The credit facility matures on June 20, 2014.  The loan agreement contains a number of restrictions on our business, including restrictions on our ability to merge, sell assets, create or incur liens on assets, make distributions to its shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, we granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.  This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Note 9: Subsequent Events

On June 30, 2013, the Consulting Agreements, dated March 6, 2013 (the “Consulting Agreement”), between the Company and Michael R. Monahan and Theo Strous were terminated effective June 30, 2013.  Pursuant to the Consulting Agreements, Messrs. Monahan and Strous had been providing certain management and consulting services, as well as other services, to the Company.  The Company did not incur any early termination penalties in connection with the termination of the Consulting Agreements.

On September 16, 2013, the Company entered into the Grace Rich Agreements with SAAMABA, LLC and S21 Research Holdings to form a joint venture with operations in the People’s Republic of China to deploy 100 Scio designed diamond growing machines.  The agreements allow for the expansion of the joint venture to 400 machines.  Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing and development revenue and a minority ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.

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

Intangible Assets

Intangible assets, such as acquired in-process research and development “IPRD” costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management’s estimate of useful life of any patents when placed in service is a critical judgment. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of September 30, 2013.

During the six months ended September 30, 2013, management of the Company conducted a strategic review of its intellectual property portfolio and determined that a portion of the portfolio should be considered for placement in service due to the Company’s recent entrance into the gemstone marketplace.  As a result, intangible assets in the amount of $601,000 previously classified as IPRD were assigned to specific patents and considered placed in service. These patents are being amortized over a period ranging from 16.33 to 19.46 years corresponding to their remaining life.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2013, we carried an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

In connection with the evaluation described above and prior evaluations, the current management team identified material weaknesses in our internal control over financial reporting as of September 30, 2013, in the following areas:

•                                          Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and functioning of required internal controls and procedures; and

•                                          While the Company utilizes outside accounting resources to assist with its financial reporting due to our small size there is limited segregation of duties in certain areas of our financial reporting and other accounting processes and procedures.

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

Changes in Internal Controls

Other than described above in connection with our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2013, Bernard M. McPheely, Trustee for the Bernard M. McPheely Revocable Trust Dated May 25, 2012, Thomas P. Hartness, Trustee for the Thomas P. Hartness Revocable Trust Dated July 31, 2010, Brian McPheely and Robert Daisley (collectively, “plaintiffs”), derivatively and on behalf of the Company, filed a complaint in the Court of Common Pleas of the State of South Carolina, County of Greenville against Edward S. Adams (our Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), Robert Linares (a current member of the Board), Theodorus Strous (a current member of the Board) and the law firm of Adams Monahan, LLP (collectively, “defendants”), and the Company, as a nominal defendant (the “Scio Derivative Complaint”).  Bernard M. McPheely is a former member of the Company’s Board of Directors.

The Scio Derivative Complaint alleges (i) against defendants, breach of fiduciary duty, corporate waste and unjust enrichment; (ii) against Messrs. Strous and Linares and Adams Monahan LLP, aiding and abetting a breach of fiduciary duty; (iii) against Messrs. Adams and Monahan, civil conspiracy; (iv) against Messrs. Adams, Monahan and Linares, breach of fiduciary duty — controlling shareholder; and (v) against Mr. Strous and Adams Monahan LLP, aiding and abetting a breach of controlling shareholder duty.  The allegations relate to, among other things, certain actions allegedly taken by defendants in connection with: the acquisition by the Company of certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”); the ADGC Asset Purchase discussed in Note 2 above; the Company’s agreement to provide certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 16 million and 1 million shares, respectively, of common stock of the Company for $0.01 per share (collectively, the “ADI/ADGC Offering”); the provision of legal services by Adams Monahan LLP to the Company; certain equity issuances by the Company following the ADI/ADGC Offering; certain bonuses and other payments paid to members of the Board of Directors; and certain indemnification obligations undertaken by the Company in favor of Messrs. Adams and Monahan.

Plaintiffs are seeking direct and consequential damages sustained by the Company in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the alleged breaches of fiduciary duties; reasonable attorney’s fees and costs for the Company incurred in prosecuting the action; and other relief as deemed by the court to be just and proper. The Company and its Board of Directors considers this action to be an improper and unlawful continuation of Mr. McPheely’s (and others) attempts to usurp the Board’s authority and to gain control of the Company for the purpose of enriching himself and others at the expense of and to the detriment of the Company’s shareholders. The Board of Directors is evaluating the claim in order to determine how to proceed.  At present, the defendants believe this action to be without merit and are vigorously defending it.

On October 15, 2013, plaintiff Mark P. Sennott, as Trustee of the Sennott Family Charitable Trust, (“Plaintiff”) filed a complaint derivatively, on behalf of Apollo Diamond, Inc. (“Apollo”), in the U.S. District Court for the District of South Carolina, Greenville Division, against Edward S. Adams (our Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), the law firm of Adams Monahan, LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation, and the Company (collectively, “Defendants”).  This derivative complaint on Apollo’s behalf (the “Apollo Derivative Complaint”) alleges claims for breach of fiduciary duty, constructive fraud and unjust enrichment.  The allegations in the Apollo Derivative complaint are duplicative of the Scio Derivative Complaint allegations concerning Apollo, and repeat almost verbatim the allegations from earlier lawsuits filed and dismissed in 2012 against the Defendants, which were previously disclosed in the Company’s Form 10-Q for the six months ended September 30, 2012 and Form 10-K for fiscal year ended March 31, 2013.  Plaintiff is seeking direct and consequential damages sustained by Plaintiff in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the allegedly wrongful acts; reasonable attorney’s fees and costs incurred in prosecuting the action; and other relief as deemed by the court to be just and proper.  The Defendants believe the Apollo Derivative Complaint has no merit and are vigorously defending it.

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

On September 25, 2013 the Company issued 1,000,000 shares of its common stock to our attorneys Schwegman, Lundberg & Woessner in exchange for $153,272 of past legal services.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

The following exhibits are filed as part of this Report:

10.1	Joint Venture Agreement among Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings dated September 16, 2013.*

10.2	Shareholders Agreement among Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings dated September 16, 2013.*

10.3	License Agreement between Scio Diamond Technology Corporation and Grace Rich Limited dated September 16, 2013.*

10.4	Consulting Services Agreement between Scio Diamond Technology Corporation and Grace Rich Limited dated September 16, 2013.*

10.5	Development Agreement between Scio Diamond Technology Corporation and Grace Rich Limited Dated September 16, 2013.*

10.6	Form of Qualified Stock Option Grant Agreement by and between Scio Diamond Technology Corporation and certain executive and non-executive employees.*

31.01	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.02	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.01	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101

The following materials from the Quarterly Report on Form 10-Q of Scio Diamond Technology Corporation for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: November 14, 2013	/s/ Michael McMahon
	By:	Michael McMahon
	Its:	Chief Executive Officer

Dated: November 14, 2013	/s/ Jonathan M. Pfohl
	By:	Jonathan M. Pfohl
	Its:	Chief Financial Officer