Form 10-Q
period 2013-12-31
Scio Diamond Technology Corp
filed 2014-02-14
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of common stock, $0.001 par value, outstanding as of February 11, 2014 was 50,264,312

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

PART I - FINANCIAL INFORMATION

ITEM 1.                UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation

CONDENSED BALANCE SHEETS

As of December 31, 2013 and March 31, 2013

	December 31,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$159,011	$223,257
Accounts receivable, net	32,583	69,042
Inventory, net	387,734	538,948
Prepaid expenses	147,232	34,455
Prepaid rent	23,050	23,050

Total current assets	749,610	888,752

Property, plant and equipment
Facility	897,596	883,246
Manufacturing equipment	3,828,273	3,813,865
Other equipment	71,059	69,331
Total property, plant and equipment	4,796,928	4,766,442
Less accumulated depreciation	(1,024,539)	(493,533)
Net property, plant and equipment	3,772,389	4,272,909

Intangible assets, net	9,434,393	10,015,651
Prepaid rent, noncurrent	48,050	65,338
Other assets	—	13,800

TOTAL ASSETS	$14,004,442	$15,256,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$678,468	$285,651
Customer deposits	127,222	—
Accrued expenses	681,736	730,698
Deferred revenue	125,000	—
Notes payable	1,304,746	—

Total current liabilities	2,917,172	1,016,349

Other liabilities	75,656	50,195

TOTAL LIABILITIES	2,992,828	1,066,544

Common stock $0.001 par value, 75,000,000 shares authorized; 50,264,312 and 47,736,812 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	50,264	47,737
Additional paid-in capital	24,358,665	23,789,478
Accumulated deficit	(13,396,315)	(9,646,309)
Treasury stock, 1,000,000 shares at December 31, 2013 and March 31, 2013	(1,000)	(1,000)

Total shareholders’ equity	11,011,614	14,189,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,004,442	$15,256,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Revenue
Product revenue, net	$93,915	$555,772	$589,129	$628,873
Licensing revenue	250,000	—	250,000	—

Revenue, net	343,915	$555,772	$839,129	$628,873

Cost of goods sold
Cost of goods sold	513,145	605,754	1,740,932	818,646

Gross margin	(169,230)	(49,982)	(901,803)	(189,773)

General, administrative, and pre-operating expenses
Professional and consulting fees	104,131	471,088	1,097,030	1,220,301
Salaries and benefits	186,967	884,536	612,405	2,677,190
Rent, equipment lease and facilities expense	37,101	34,585	112,349	264,756
Marketing costs	15,300	9,680	41,716	33,623
Depreciation and amortization	200,018	166,726	599,910	173,200
Corporate general and administrative	96,732	121,355	282,091	260,693

Loss from operations	(809,479)	(1,737,952)	(3,647,304)	(4,819,536)

Other income (expense)
Interest income (expense)	(55,756)	—	(102,702)	(1,591)
Forgiveness of interest expense	—	14,112	—	14,112

Net loss	$(865,235)	$(1,723,840)	$(3,750,006)	$(4,807,015)

Loss per share
Basic:
Weighted average number of shares outstanding	50,264,312	44,437,064	49,303,267	35,123,493
Loss per share	$(0.02)	$(0.04)	$(0.08)	$(0.14)
Fully diluted:
Weighted average number of shares outstanding	50,264,312	44,437,064	49,303,267	35,123,493
Loss per share	$(0.02)	$(0.04)	$(0.08)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation,
CONDENSED STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$(3,750,006)	$(4,807,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,118,114	474,497
Expense for warrants, stock and inventory issued in exchange for services	389,731	5,850
Employee stock based compensation	193,150	1,724,979
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	36,459	(47,311)
Decrease/(increase) in prepaid expenses and rent	63,211	(36,063)
Decrease/(increase) in inventory and other assets	139,918	(147,804)
Increase in accounts payable	392,817	84,853
Increase in customer deposits	127,222	54,302
Increase in accrued expenses	15,034	221,724
Increase in deferred revenue	125,000	—
Increase in other liabilities	25,461	30,683

Net cash used in operating activities	(1,123,889)	(2,441,305)

Cash flows from investing activities:
Deposits for property, plant and equipment	—	(240,000)
Purchase of property, plant and equipment	(30,486)	(743,316)

Net cash used in investing activities	(30,486)	(983,316)

Cash flows from financing activities:
Proceeds from note payable	1,304,746	—
Finance charges paid on note payable	(214,746)	—
Proceeds from sale of common stock - net of fees	129	4,044,118
Payments on notes payable	—	(225,000)

Net cash provided by financing activities	1,090,129	3,819,118

Change in cash and cash equivalents	(64,246)	394,497
Cash and cash equivalents, beginning of period	223,257	808,516

Cash and cash equivalents, end of period	$159,011	$1,203,013

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31, 2013 and 2012 (Unaudited)
(Continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2013	December 31, 2012

Supplemental cash flow disclosures:
Cash paid for:
Interest	$18,874	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$—	$100,000
Warrants issued for real property lease	$—	$39,000
Purchase of assets funded through ADGC subscription rights	$—	$790,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
For the period April 1, 2013 through December 31, 2013

(Unaudited)

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2013	47,736,812	$47,737	$23,789,478	(1,000,000)	$(1,000)	$(9,646,309)	$14,189,906

Common stock issued in exchange for consulting services	527,500	527	199,923	—	—	—	200,450
Common Stock issued in exchange for past legal services	1,000,000	1,000	163,000		—	—	164,000
Administrative fee received for previous stock issuance	—	—	129	—	—	—	129
Common stock issued for indemnification of legal settlement	1,000,000	1,000	(1,000)	—	—	—	—
Employee stock based compensation	—	—	193,150	—	—	—	193,150
Warrants issued in exchange for consulting services	—	—	13,985	—	—	—	13,985
Net loss for the nine months ended December 31, 2013	—	—	—	—	—	(3,750,006)	(3,750,006)
Balance, December 31, 2013	50,264,312	$50,264	$24,358,665	(1,000,000)	$(1,000)	$(13,396,315)	$11,011,614

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

•                                          Focused efforts on new business development opportunities to generate incremental revenues and diversify our customer base; and

•                                          Continued to explore strategic joint ventures, technology licensing agreements and dedicated contract manufacturing to expand company revenue and cash flow, including our recently agreed to joint venture in China.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2013 and March 31, 2013 and the results of operations and cash flows for the three and nine month interim periods ended December 31, 2013 and 2012.  The interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year.  The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2013.

On September 16, 2013, the Company entered into a series of agreements with SAAMABA, LLC (“SAAMABA”) and S21 Research Holdings (the “Grace Rich Agreements”) to form a joint venture with operations in the People’s Republic of China (“PRC”) to deploy a minimum of 100 Scio designed diamond growing machines.  Through the Grace Rich Agreements, Scio owns 30% of Grace Rich LTD, a corporation duly established pursuant to the laws of the Hong Kong Special Administrative Region of the PRC, that is an investment and holding company for the factory and distribution center to be formed pursuant to the laws of the PRC as a wholly foreign owned enterprise.  The Company has determined that it is not required to consolidate the 30% ownership in Grace Rich LTD and therefore accounts for the joint venture under the equity method of accounting (See Note 8 in the notes to condensed financial statements).

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	December 31,
	2013	2012
Common stock options and warrants	9,959,295	10,428,764

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers.  The Company has determined that an allowance was not necessary at December 31, 2013 or March 31, 2013.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (“FIFO”) method. The components of inventories are as follows:

	December 31, 2013	March 31, 2013
Raw materials and supplies	$129,925	$64,255
Work in process	23,116	—
Finished goods	314,138	474,693
	467,179	538,948
Inventory reserves	(79,445)	—
	$387,734	$538,948

During the nine months ended December 31, 2013, we established a lower cost of market reserve for inventory of $79,445 due to expected selling prices being lower than cost.  The estimation of the total write-down involves management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete and disposal costs.

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

Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the nine months ended December 31, 2013 or 2012.

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

As of December 31, 2013, the Company had 425,545 warrants outstanding with exercise prices of $0.70 per share. The warrants expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work, placement agent services, and in exchange for cash discounts on facility rent, and were valued at $0.52 per warrant using the Black-Scholes model.  The Company also has 200,000 warrants outstanding with exercise prices of $1.60 per share.  These warrants expire in 2018 and were issued by the Company as compensation to a Board member and an unaffiliated third party for efforts related to the Company’s largest customer and were valued at $0.57 per warrant using the Black-Scholes option pricing model.  In addition, on November 1, 2013 the Company issued 50,000 warrants with an exercise price of $0.37 per share to a company vendor in exchange for consulting services.  These warrants expire in 2018 and were valued at $0.28 per warrant using the Black-Scholes option pricing model.

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

NOTE 3 — INTANGIBLE ASSETS

During the nine months ended December 31, 2013, the Company evaluated its patent portfolio and allocated $601,000 of the previously acquired in-process research and development from the ADGC Asset Purchase to specific patents related to the gemstone market that are being used by the Company for its commercial operations. These patents were considered placed in service by the Company during the quarter ended June 30, 2013 and the values assigned are being amortized on a straight-line basis over the remaining effective lives of the patents.

Intangible assets consist of the following:

		December 31,	March 31,
	Life	2013	2013
Patents, gross	6.75 – 19.46	$8,135,063	$7,534,063
In-process research and development	Indefinite	2,250,435	2,851,435
		10,385,498	10,385,498
Accumulated amortization		951,105	369,847
Net intangible assets		$9,434,393	$10,015,651

Total amortization expense for the three and nine months ending December 31, 2013 was $193,753 and $581,258, respectively. Amortization expense for the three and nine months ended December 31, 2012 was $156,106.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Three months ending March 31, 2014	$193,753
March 31, 2015	775,011
March 31, 2016	775,011
March 31, 2017	775,011
March 31, 2018	775,011
Thereafter	$3,890,161

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

On October 11, 2013, the Company entered into a First Amendment to Loan Agreement (the “First Amendment”), dated October 11, 2013, with Platinum, which amends the Original Loan Agreement (as amended by the First Amendment, the “Amended Loan Agreement”) to provide for an additional $500,000 of borrowing capacity (the “Additional Loan” and, together with the original Loan, the “Loan”) under the existing $1 million secured revolving line of credit established under the Original Loan Agreement.  The Company may draw on the line to fund working capital.  The Additional Loan, which is represented by a Promissory Note dated October 11, 2013 (the “New Note”), matures on June 20, 2014.  On October 11, 2013, $280,750 was drawn on the Additional Loan, $30,750 of which was retained by Platinum to cover applicable fees.

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

The Company has utilized funds drawn on the Original Loan and the Additional Loan to fund its ongoing operations.  At December 31, 2013, the total due Platinum including all accrued fees was $1,304,746 and the Company was compliant with all financial debt convents.  At December 31, 2013, $92,101 of remaining availability on the notes is reserved to make certain interest payments on the notes and $85,740 is available for future borrowing.

NOTE 5 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

During the nine months ending December 31, 2012, Company issued 4,891,250 units, each consisting of one share of common stock and one warrant for the purchase of a share of common stock at a strike price of $1.60, at a unit price of $0.80 for total net cash proceeds of $3,873,177.

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

On September 25, 2013 the Company issued 1,000,000 shares of its common stock to our attorneys Schwegman, Lundberg & Woessner in exchange for $164,000 of past legal services.

On November 1, 2013, the Board of Directors authorized the issuance of 50,000 warrants to a company vendor in exchange for consulting services.  At issuance these warrants were immediately vested and expire five years from the date of issuance.  Each warrant is convertible into Company common stock at $0.37 per share.  The Company recognized $13,985 in expense from the issuance of these warrants.  The Company valued these warrants at $0.28 using the Black-Scholes option pricing model with the following assumptions:  Expected dividend yield, 0.00%; Risk-free interest rate, 1.37%; Expected life in years, 5; Expected volatility, 102.3%.

The Company had 50,264,312 shares of common stock issued and outstanding as of December 31, 2013 of which 1,000,000 were held in treasury.

The Company had 5,566,795 warrants outstanding with a weighted average exercise price of $1.52 per share as of December 31, 2013.

NOTE 6 — SHARE-BASED COMPENSATION

The Company currently has one equity-based compensation plan under which stock-based compensation awards can be granted to directors, officers, employees and consultants providing bona fide services to or for the Company.  The Company’s 2012 Share Incentive Plan was adopted on May 7, 2012 (the “2012 Share Incentive Plan” or “Plan”) and allows the Company to issue up to 5,000,000 share of its common stock pursuant to awards granted under the 2012 Share Incentive Plan.  The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing.  The only awards that have been issued under the Plan are stock options.  Because the Plan has not been approved by our shareholders, all such stock option awards are non-qualified stock options.  As of December 31, 2013, 607,500 shares remained available for issuance under the Plan.

Prior to December 2012, the Company’s practice was to issue options with exercise prices of $0.70 or $0.80 per share, which were the prices of recent equity capital investment.  However, in December 2012, the Company decided to change the exercise price policy by utilizing the stock market closing price on the day that the options were granted by our Board of Directors.  All subsequent exercise prices have been determined in this manner.

On October 1, 2013, the Company’s Board of Directors approved the issuance of options to purchase 68,750 shares of common stock to each of Messrs. Adams, Linares, and Strous for their services to date through calendar 2013.  Each grant is in accordance with the Company’s director compensation program that provides for the grant of options to purchase 6,250 shares of common stock to each director for each Board meeting held.  All 206,250 options issued have an exercise price of $0.42 that reflects the Company’s closing stock price on the date of grant.  Using the Black-Scholes option pricing model, management has determined the options issued on October 1, 2013 had a value of $0.26 per option on the date of grant.  The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 0.66%; Expected life in years, 3.0; Expected volatility, 102.3%.  Total compensation costs of $54,429 have been recognized for these options as of December 31, 2013.

The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of December 31, 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Options Outstanding March 31, 2013	4,092,500	$0.87	2.54
Granted	706,250	0.36	2.74
Exercised	—	—	—
Expired/cancelled	(406,250)	0.88	—
Options Outstanding December 31, 2013	4,392,500	$0.76	2.01
Exercisable at December 31, 2013	1,961,333	$0.76	1.89

The intrinsic value of options outstanding at December 31, 2013 and March 31, 2013 was $0 and $299,900, respectively.  The intrinsic value of options exercisable at December 31, 2013 and March 31, 2012 was $0 and $176,109, respectively.

The Company estimates the fair value of options granted on the grant date utilizing the Black-Scholes Option model.  For the three and nine months ended December 31, 2013, the Company recognized $59,741 and $193,150 as compensation expense for options issued. For the three and nine months ended December 31, 2012, the Company recognized $457,230 and $1,724,979 respectively, as compensation expense for options issued.  The Company recorded related deferred tax asset of $0 for all periods.

At December 31, 2013, unrecognized compensation cost related to non-vested awards was $1,129,043.  This cost is expected to be recognized over a weighted average period of 2.5 years.

NOTE 7 — RELATED PARTY TRANSACTIONS

The Company incurred expenses of $0 and $19,658 for professional and consulting services provided by Adams Monahan, LLP, a firm in which our board member Edward S. Adams, and former board member Michael R. Monahan, were partners, for the three and nine months ended December 31, 2013.  For the three and nine months ended December 31, 2012, the Company incurred expenses for professional and consulting provided by Adams Monahan LLP of $30,410 and $86,433, respectively. The Company and Adams Monahan, LLP amicably terminated their professional relationship on June 30, 2013.

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

On March 6, 2013, the Board of Directors retained Mr. Michael Monahan, who at the time was a member of the Company’s Board, and Mr. Theo Strous, a current director, to provide consulting services for the Company at a total cost of $11,000 and $4,000 respectively, per month.  These consulting service agreements with both Messrs. Monahan and Strous were terminated effective June 30, 2013.  The Company recognized $45,000 in consulting expense for these services during the nine months ended December 31, 2013.

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

On March 25, 2013, the Board of Directors agreed to indemnify Messrs. Adams and Monahan for expenses incurred and common stock they provided to settle litigation in May 2012.  On May 21, 2013, the Company deemed issued the 1,000,000 shares previously allocated for indemnification of Messrs. Adams and Monahan and on July 2, 2013, the Company entered into an agreement with Mr. Adams to pay out remaining indemnification related liabilities of $117,306 at $7,500 per month through October 2014.

NOTE 8 — INVESTMENT IN JOINT VENTURE

Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing revenue and a 30% ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.  The capital contributions for Grace Rich LTD are requirements of SAAMABA, and the Company is not required to make any on-going funding contributions to the joint venture and its ownership stake cannot be reduced from 30%.

The Company is licensing a portion of its patented technology to Grace Rich LTD and is not directly contributing any of its intellectual property.  The Company intends to use the relief from royalty method to value the license contributed to the joint venture.  The Company expects the value to be immaterial.  The Company will finalize its accounting for the joint venture by March 31, 2014.

The Company recognized $250,000 in revenues from Grace Rich during the three and nine months ended December 31, 2013.  The Company incurred $63,334 of joint venture related expenses during the three months ended December 31, 2013 that were reimbursed by the Grace Rich.  The reimbursements were offset against the Company’s related operating expense.

NOTE 9 — LITIGATION

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

The Scio Derivative Complaint alleges (i) against Defendants, breach of fiduciary duty, corporate waste and unjust enrichment; (ii) against Messrs. Strous and Linares and Adams Monahan LLP, aiding and abetting a breach of fiduciary duty; (iii) against Messrs. Adams and Monahan, civil conspiracy; (iv) against Messrs. Adams, Monahan and Linares, breach of fiduciary duty — controlling shareholder; and (v) against Mr. Strous and Adams Monahan LLP, aiding and abetting a breach of controlling shareholder duty.  The allegations relate to, among other things, certain actions allegedly taken by defendants in connection with: the acquisition by the Company of certain assets of ADI (the “ADI Asset Purchase”); the ADGC Asset Purchase discussed in Note 2 above; the Company’s agreement to provide certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 16 million and 1 million shares, respectively, of common stock of the Company for $0.01 per share (collectively, the “ADI/ADGC Offering”); the provision of legal services by Adams Monahan LLP to the Company; certain equity issuances by the Company following the ADI/ADGC Offering; certain bonuses and other payments paid to members of the Board of Directors; and certain indemnification obligations undertaken by the Company in favor of Messrs. Adams and Monahan.

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

Defendants removed the Scio Derivative Complaint to the U.S. District Court for the District of South Carolina, Greenville Division (the “Federal Court”) and filed a motion to dismiss the complaint on October 4, 2013.  On December 16, 2013, the Federal Court granted the Defendants’ motion to dismiss, in part, and ordered that the remainder of the claim be sent to arbitration.

On October 15, 2013, plaintiff Mark P. Sennott, as Trustee of the Sennott Family Charitable Trust, (“Sennott”) filed a complaint derivatively, on behalf of ADI, in the Federal Court, against Edward S. Adams (our Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), the law firm of Adams Monahan, LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation, and the Company (collectively, “Sennott Defendants”).  This derivative complaint on ADI’s behalf (the “ADI Derivative Complaint”) alleges claims for breach of fiduciary duty, constructive fraud and unjust enrichment.  The allegations in the ADI Derivative Complaint are duplicative of the Scio Derivative Complaint allegations concerning ADI, which were dismissed by the Federal Court’s December 16, 2013 order in the Scio Derivative Complaint and repeat almost verbatim the allegations from earlier lawsuits filed and dismissed in 2012 against the Defendants, which were previously disclosed in the Company’s Form 10-Q for the nine months ended December 31, 2012 and Form 10-K for fiscal year ended March 31, 2013.  Sennott is seeking direct and consequential damages sustained by Sennott in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the allegedly wrongful acts; reasonable attorney’s fees and costs incurred in prosecuting the action; and other relief as deemed by the court to be just and proper.  The Sennott Defendants believe the ADI Derivative Complaint has no merit and are vigorously defending it.

NOTE 10:  SUBSEQUENT EVENTS

NONE

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, but are not limited to: (1) if the Company is not able to obtain further debt or equity financing, its business operations may fail, (2) the Company has only started generating revenue and has not generated positive operating cash flow, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification increases the risks associated with its business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing its business, (4) the Company may not effectively execute its business plan or manage its potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has experienced substantial turnover of key management personnel and may not be able to attract and retain key management personnel to manage the Company or laboratory scientists to carry out its business operations, which could have a material adverse effect on its business, (7) the Company has expended time and resources in connection with the restatement of its financial statements and other disclosures and the Company may expend a substantial amount of time and resources in connection with responding to potential inquiries or legal actions by the Securities and Exchange Commission, stockholders or other parties, which may impair its ability to raise capital and to operate its business, (8) the Company’s revenues have derived primarily from two customers and may continue to be concentrated in the future, (9)  the Company has been party to numerous law suits filed and the cost to defend these suits may adversely affect the Company’s financial position, and (10) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including, without limitations, the risks described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2013.

You are cautioned not to place undue reliance on forward-looking statements.  You are also urged to review and consider carefully the various disclosures made in the Company’s other filings with the SEC, including any amendments to those filings.  Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Nearly all of the Company’s present production capacity is being sold for use in precision cutting devices and gemstones.  As of December 31, 2013 we had generated $1,720,878 in net revenue since inception from sales of our diamond materials and licensing of our technology.  To date, a significant portion of our product has been sold overseas and 100% of these sales have been to external customers.  We expect continued development of an international market for our diamond materials.

Significant Partner Agreements

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

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2013 Compared to the Three Month Period Ended December 31, 2012

During the three month period ended December 31, 2013, we recorded net revenue of $343,915, compared to $557,772 in net revenue during the three months ended December 31, 2012.  The decrease in revenue is primarily due to the Company’s reduced product revenues during the three months ended December 31, 2013 partially offset by licensing revenues.  During the three month period ended December 31, 2013, we incurred total operating expenses of $1,153,394, compared to total operating expenses of $2,293,724 during the three months ended December 31, 2012.  This decrease was due primarily to reduced cost of goods sold, profession and consulting fees, and salaries and benefits.

Cost of goods sold was $513,145 for the three months ended December 31, 2013 versus $605,754 for the three months ended December 31, 2012.  This decrease was due to reduced product sales during the three months ended December 31, 2013 versus the three months ended December 31, 2012.  We incurred $104,131 in professional and consulting fees during the three months ended December 31, 2013, compared to $471,088 for the three months ended December 31, 2012.  This reduction was due to lower legal fees recognized during the three months ended December 31, 2013 versus the prior year period.  We incurred salary and benefit expenses including direct and indirect labor costs recorded in cost of goods sold of $321,432 during the three months ended December 31, 2013 and $976,837 during the three months ended December 31, 2012.  This reduction is largely due to lower stock-based incentive compensation for executive officers of the Company and lower headcount during the three months December 31, 2013 versus the three months ended December 31, 2012.

Depreciation expense of $172,926 and $152,380 was recorded in cost of goods sold during the three months ended December 31, 2013 and 2012, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses.  Our net loss for three month period ended December 31, 2013 was $865,235, compared to a net loss of $1,723,840 during the three months ended December 31, 2012.  Our net loss per share for the three month period ended December 31, 2013 was ($0.02) per share, compared to a net loss per share of ($0.04) for the three months ended December 31, 2012.  The weighted average number of shares outstanding was 50,264,312 and 44,437,067, respectively, for the three month periods ended December 31, 2013 and 2012.

Nine Month Period Ended December 31, 2013 Compared to the Nine Month Period Ended December 31, 2012

During the nine month period ended December 31, 2013, we recorded net revenue of $839,129, compared to $628,873 in net revenue during the nine months ended December 31, 2012.  The increase in revenue is primarily due to the Company receiving $250,000 in licensing fees during the nine months ended December 31, 2013 that were not in the prior period.  While revenues net of licensing fees were comparable between the periods, commercial operations and revenues largely started during the middle of the nine months ended December 31, 2012 while commercial operations continued throughout the nine month period ending December 31, 2013.  During the nine month period ended December 31, 2013, we incurred total operating expenses of $4,486,433, compared to total operating expenses of $5,448,409 during the nine months ended December 31, 2012.  This reduction is largely due to reduced professional and consulting fees and salaries and benefits offsetting increased cost of goods sold and depreciation expense.

With production and sales of manufactured products continuing for the entire nine month period ending December 31, 2013 versus the partial period included in the nine months ended December 31, 2012, we had cost of goods sold expense of $1,740,932 versus $818,646 for the nine months ended December 31, 2012.  We incurred salary and benefit expense including direct and labor costs recorded in cost of goods sold of $1,083,738 during the nine months ended December 31, 2013 and $2,384,904 during the nine months ended December 31, 2012.  This reduction is due to lower stock-based incentive compensation for executive officers of the Company and reduced headcount.  We incurred $1,097,031 in professional and consulting fees during the nine months ended December 31, 2013, compared to $1,220,301 for the nine months ended December 31, 2012.  This decrease is primarily due to reduced legal expenses.

Depreciation expense of $518,204 and $307,147 was recorded in cost of goods sold during the nine months ended December 31, 2013 and 2012, respectively.  This increase is due to the Company’s startup of operations during the nine months ending December 31, 2012  and the associated startup of depreciation of our manufacturing assets and intangibles versus depreciation expense continuing for the entire nine month period ending December 31, 2013.

Our net loss for the nine month period ended December 31, 2013 was $3,750,006, compared to a net loss of $4,807,015 during the nine months ended December 31, 2012.  Our net loss per share for the nine month period ended December 31, 2013 was ($0.08) per share, compared to a net loss per share of ($0.14) for the nine months ended December 31, 2012.  The weighted average number of shares outstanding was 49,303,267 and 35,123,493, respectively, for the nine month periods ended December 31, 2013 and 2012.

FINANCIAL CONDITION

At December 31, 2013, we had total assets of $14,004,442, compared to total assets of $15,256,450 at March 31, 2013.  We had cash of $159,011 at December 31, 2013 compared to cash of $223,257 at March 31, 2013.  The decrease in cash is due to cash used in operations for the nine months ended December 31, 2013 more than offsetting cash provided by increases in our financing activities.

Total liabilities at December 31, 2013 were $2,992,828, compared to total liabilities of $1,066,544 at March 31, 2013.  Total liabilities at December 31, 2013 were comprised primarily of accounts payable and accrued expenses and notes payables.  The increase in total liabilities is primarily due to an increase in accounts payable and borrowings under our note payable.  Accounts payable have increased due to accrued legal fees related to ongoing litigation and overall increases in trade payables.  Borrowings under our notes payable have been utilized to fund the continuing operational needs of the business.

Total shareholders’ equity was $11,011,614 at December 31, 2013, compared to $14,189,906 at March 31, 2013.  Shareholders’ equity decreased $3,178,292 during the period due to our operating net loss offset by common stock issued for services.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2013, net cash flows used in operating activities were $1,123,889, consisting primarily of a net loss of $3,750,006 offset by depreciation and changes in assets and liabilities, compared to net cash flows used in operating activities for the nine months ended December 31, 2012 of $2,441,305.  The primary reason for this decrease in cash used in operating activities is the Company’s commencement of operations and revenue generation and changes in working capital.

Investing Activities

For the nine month period ended December 31, 2013, net cash used in investing activities was $30,486, consisting of the purchase of property, plant and equipment.  Net cash used in investing activities was $983,316 for the nine months ended December 31, 2012.  This reduction in cash used in investing activities is due to the ongoing operational status of our assets in the nine months ended December 31, 2013 versus the start-up status of our operations during the nine months ended December 31, 2012.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities.  For the nine month periods ended December 31, 2013 and December 31, 2012, we generated $1,090,129 and $3,819,118, respectively, from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.  Effective June 21, 2013, we entered into a $1,000,000 secured credit facility with Platinum Capital Partners, LP (“Platinum”) to provide near-term liquidity for working capital requirements.  This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Note 5.

Existing cash of $159,011 as of December 31, 2013, is not expected to be adequate to fund our operations through the end of the fiscal year ending March 31, 2014.  As of December 31, 2013, other than our agreement with Platinum, we had no lines of credit or other bank financing arrangements.  We are pursuing on-going solicitations of investments in the Company in the form of private placements of common shares, secured debt and unsecured debt to accredited investors to provide addition liquidity and working capital requirements.

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

MATERIAL COMMITMENTS AND ARRANGEMENTS

On June 21, 2013, the Company entered into a loan agreement with Platinum providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  The Company has utilized these funds to fund our ongoing operations.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month, and a service charge of 3% applies to late payments.  The loan agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The credit facility matures on June 20, 2014.  The loan agreement contains a number of restrictions on our business, including restrictions on our ability to merge, sell assets, create or incur liens on assets, make distributions to our shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, we granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.  This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Note 4: Notes Payable.  As of December 31, 2013, the total due under these facilities, including accrued fees, was $1,304,746.

On June 30, 2013, the Consulting Agreements, dated March 6, 2013 (the “Consulting Agreements”), between the Company and Michael R. Monahan and Theo Strous were terminated effective June 30, 2013.  Pursuant to the Consulting Agreements, Messrs. Monahan and Strous had been providing certain management and consulting services, as well as other services, to the Company.  The Company did not incur any early termination penalties in connection with the termination of the Consulting Agreements.

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

Intangible Assets

Intangible assets, such as acquired in-process research and development (“IPRD”) costs, are considered to have an indefinite useful life until such time as they are put into service, at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management’s estimate of useful life of any patents when placed in service is a critical judgment. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of December 31, 2013.

During the nine months ended December 31, 2013, management of the Company conducted a strategic review of its intellectual property portfolio and determined that a portion of the portfolio should be considered for placement in service due to the Company’s recent entrance into the gemstone marketplace.  As a result, intangible assets in the amount of $601,000 previously classified as IPRD were assigned to specific patents and considered placed in service. These patents are being amortized over a period ranging from 16.33 to 19.46 years corresponding to their remaining life.

The Company continues to classify the remaining patent portfolio as IPRD and believes that the IPRD has alternative future use and value. At such time that production begins and commercialization of this portion of the intellectual property portfolio begins, then the segmentation and bifurcation of the remaining IPRD asset to finite-lived commercialized intellectual property assets will be considered. Applicable accounting guidance requires an indefinite life for IPRD assets until such time as the commercialization can be reasonably estimated, at which time the assets will be available for their intended use. At such time as those requirements are met, we believe that consideration of the legal life of the intellectual property protection should be of considerable importance in determining the useful life. Upon commercialization and determination of the useful life of the intellectual property assets, consideration will be given to the eventual expiration of the intellectual property rights underlying certain critical aspects of our manufacturing process.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required (the Company is a smaller reporting company).

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

In connection with the evaluation described above and prior evaluations, the current management team identified material weaknesses in our internal control over financial reporting as of December 31, 2013, in the following areas:

•                                          Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and functioning of required internal controls and procedures; and

•                                          While the Company utilizes outside accounting resources to assist with its financial reporting, due to our small size there is limited segregation of duties in certain areas of our financial reporting and other accounting processes and procedures.

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

Changes in Internal Controls

Other than described above in connection with our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Scio Derivative Complaint alleges (i) against Defendants, breach of fiduciary duty, corporate waste and unjust enrichment; (ii) against Messrs. Strous and Linares and Adams Monahan LLP, aiding and abetting a breach of fiduciary duty; (iii) against Messrs. Adams and Monahan, civil conspiracy; (iv) against Messrs. Adams, Monahan and Linares, breach of fiduciary duty — controlling shareholder; and (v) against Mr. Strous and Adams Monahan LLP, aiding and abetting a breach of controlling shareholder duty.  The allegations relate to, among other things, certain actions allegedly taken by defendants in connection with: the acquisition by the Company of certain assets of ADI (the “ADI Asset Purchase”); the ADGC Asset Purchase discussed in Note 2 above; the Company’s agreement to provide certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 16 million and 1 million shares, respectively, of common stock of the Company for $0.01 per share (collectively, the “ADI/ADGC Offering”); the provision of legal services by Adams Monahan LLP to the Company; certain equity issuances by the Company following the ADI/ADGC Offering; certain bonuses and other payments paid to members of the Board of Directors; and certain indemnification obligations undertaken by the Company in favor of Messrs. Adams and Monahan.

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

Defendants removed the Scio Derivative Complaint to the U.S. District Court for the District of South Carolina, Greenville Division (the “Federal Court”) and filed a motion to dismiss the complaint on October 4, 2013.  On December 16, 2013, the Federal Court granted the Defendants’ motion to dismiss, in part, and ordered that the remainder of the claim be sent to arbitration.

On October 15, 2013, plaintiff Mark P. Sennott, as Trustee of the Sennott Family Charitable Trust, (“Sennott”) filed a complaint derivatively, on behalf of ADI, in the Federal Court, against Edward S. Adams (our Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), the law firm of Adams Monahan, LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation, and the Company (collectively, “Sennott Defendants”).  This derivative complaint on ADI’s behalf (the “ADI Derivative Complaint”) alleges claims for breach of fiduciary duty, constructive fraud and unjust enrichment.  The allegations in the ADI Derivative Complaint are duplicative of the Scio Derivative Complaint allegations concerning ADI, which were dismissed by the Federal Court’s December 16, 2013 order in the Scio Derivative Complaint and repeat almost verbatim the allegations from earlier lawsuits filed and dismissed in 2012 against the Defendants, which were previously disclosed in the Company’s Form 10-Q for the nine months ended December 31, 2012 and Form 10-K for fiscal year ended March 31, 2013.  Sennott is seeking direct and consequential damages sustained by Sennott in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the allegedly wrongful acts; reasonable attorney’s fees and costs incurred in prosecuting the action; and other relief as deemed by the court to be just and proper.  The Sennott Defendants believe the ADI Derivative Complaint has no merit and are vigorously defending it.  On January 6, 2014, Sennott Defendants filed a motion to dismiss the ADI Derivative Complaint, which is currently pending.

ITEM 1A.             RISK FACTORS

Not required (the Company is a smaller reporting company).

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

On November 1, 2013, the Board of Directors authorized the issuance of 50,000 warrants to 3 Square Global, LLC as partial compensation for consulting services.  These warrants are convertible into Company stock at $0.37 per share and have a five year life. Using the Black-Scholes option pricing model, the Company valued these warrants at $13,985.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed as part of this Report:

4.1

First Amendment to Loan Agreement dated October 11, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on October 18, 2013).

4.2

Promissory Note dated October 11, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP. (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on October 18, 2013).

31.01	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.02	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.01	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101

The following materials from the Quarterly Report on Form 10-Q of Scio Diamond Technology Corporation for the quarter ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION

Dated: February 14, 2014	/s/ Michael McMahon
	By:	Michael McMahon
	Its:	Chief Executive Officer

Dated: February 14, 2014	/s/ Jonathan M. Pfohl
	By:	Jonathan M. Pfohl
	Its:	Chief Financial Officer