Form 10-K
period 2014-03-31
Scio Diamond Technology Corp
filed 2014-08-15
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price of the registrant’s common stock on that date, was approximately $15,298,557.

The number of shares of common stock outstanding as of August 8, 2014, $0.001 par value, was 50,619,312.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) if the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has had significant turnover in management and may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the market for lab-grown diamond may not develop as anticipated, (8) competition may adversely affect our business and (9) the Company may expend a substantial amount of time and resources in connection with the Securities and Exchange Commission’s (“SEC”) recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. You are also urged to review and consider carefully the various disclosures made hereafter by the Company from time to time with its SEC filings.

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

On August 5, 2011, Edward S. Adams and Michael R. Monahan, both of whom formerly served on the Company’s Board of Directors, acquired control of the Company through the purchase of 2,000,000 shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time, in accordance with a common stock purchase agreement among Mr. Kropp, Mr. Adams and Mr. Monahan. Concurrent with the execution of the stock purchase agreement, Mr. Kropp resigned from all positions with Krossbow, including, but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

On June 5, 2012, the Company acquired substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”) (the “ADGC Asset Purchase”), consisting primarily of lab-grown diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share (the “ADGC Offering”) with the intent that the ADI Offering be conducted substantially concurrently with the ADGC Offering (collectively, the “ADI/ADGC Stockholder Offering”).  Messrs. Adams and Monahan served in various capacities with ADGC through early 2011.

The ADI/ADGC Stockholder Offering was completed in March, 2013 and resulted in the issuance of an aggregate of 16,766,773 shares of the Company’s common stock.

In December, 2011, the Company began a build-out of its Greenville, South Carolina production facility. Construction was largely completed in March 2012 and equipment was moved from ADI’s former facility in Massachusetts to South Carolina over the first calendar quarter of 2012. The Company began initial production with ten diamond growing machines in July 2012.

Since July 2012, the Company has been operational with ten diamond growing machines in our Greenville facility.  Through March of 2013, the Company’s production was focused on industrial cutting tool products supplied to a single customer.  In March 2013, this customer notified the Company that due to the global supply chain restructuring of the ultimate end use of our product that they would not be purchasing additional materials.  Subsequent to this, the Company has expanded its product focus to include Gemstone diamond material as well as industrial materials.

On September 16, 2013, the Company entered into a series of agreements with SAAMABA, LLC and S21 Research Holdings (the “Grace Rich Agreements”) to form a joint venture (“Grace Rich LTD”) with operations in the People’s Republic of China (“PRC”) to deploy 100 Company designed diamond growing machines.  The agreements allow for the expansion of the joint venture to 400 machines.  Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing and development revenue and a 30% ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.  The Company does not control the joint venture and is not required to make any on-going funding contributions to the joint venture and our ownership stake cannot be reduced from 30%.

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

Prior to October 1, 2012, the Company was a development stage company. Developmental activities have ceased and the Company commenced producing diamond materials in July 2012.  The Company began generating limited revenue from the sale of diamond materials as of September 30, 2012.  Less than two years into production, the Company is already in the initial phases of commercializing the Diamond Technology and its goal is to become a preferred manufacturer of single crystal diamond and a leading global supplier of diamond materials for multiple applications. The Company hopes to further shape the evolution of various markets for its product and to leverage the technical foundation of the Diamond Technology by expanding into strategic partnerships with select industry leaders with distribution channels already in place to capture high value application opportunities.

As of March 31, 2013, nearly all of the Company’s production capacity had been sold for use in precision cutting devices.  During the fiscal year ended March 31, 2014, our production capacity shifted from a sole focus on precision cutting devices to gemstone materials such that a majority of product revenues during the fiscal year were from gemstone materials.  As of March 31, 2014 we had generated $2,300,089 in cumulative net revenue. Through March 31, 2014, over 60% of our product has been sold overseas and 100% of these sales have been to external customers.

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

The Diamond Technology provides a materials production platform and is supported by intellectual property, including trade secrets, 35 issued patents (26 in the United States and 9 in foreign jurisdictions), and 5 pending domestic and foreign patent applications.

Our Diamond Technology utilizes CVD growth technology to produce diamond crystals. This technology utilizes a highly scalable manufacturing process for producing large size, high-quality diamond crystals at a low cost. Unlike the high-pressure, high-temperature (“HPHT”) process, the Diamond Technology process allows for concurrent production of multiple diamond crystals.

The Company’s diamond crystals are grown on small slices of diamond called “seeds” that the Company either grows internally or acquires from third parties.  During the fiscal year ended March 31, 2014, the Company was able to transition to larger seeds than it was previously using.  This transition allowed for the Company to see a substantial increase in our production capacity and allows for the Company to better match its production to specific customer needs.

In addition to utilizing larger “seeds,” our process can also be scaled through larger capacity diamond growing machines.  During the fiscal year ended March 31, 2014, the Company successfully developed 4-inch growing technology that allows for up to a 100% increase in production capacity from the current 3-inch growing technology.  The Company plans to implement this technology across its production platform during the next fiscal year.  We estimate the cost of this expansion will be approximately $400,000 and are seeking financing for this project.

Finally, we expect that as we increase our production levels, our production costs per carat will actually decrease due to economies of scale.

Facilities

The Company’s production facility is located in Greenville, South Carolina.  This facility, covering 9,470 square feet of leased space including both our headquarters and our production facility, was substantially completed and ready for production as of June 30, 2012. Ten of the production reactors purchased from ADI were installed in the facility and are currently operating, and the Company has the ability to add between forty and fifty additional diamond production reactors at the Greenville facility through an expansion of our leased space.

The Grace Rich LTD joint venture’s production facility is under development in the PRC.

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

Customers

In July 2012 the Company began to produce diamond material and entered into a purchase order with an international supplier of precision diamond cutting tools pursuant to which the Company has been providing CVD single crystal diamond in specified wafer sizes.  Through March 31, 2013 the Company was largely dependent on this single customer relationship.  At March 31, 2013, the Company had largely fulfilled its initial purchase order with this customer.  Since March 31, 2013, the Company has aggressively expanded its customer base with a focus on the gemstone marketplace.  During the year ended March 31, 2014, the Company had 27 customers purchasing various materials for industrial and gemstone applications.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At March 31, 2014, we held the following number of patents:

Jurisdiction	No. of Patents
United States	26
Foreign	9
Total	35

During the fiscal year ended March 31, 2014, the Company had 3 new patents granted in the United States and one in Australia.  All of these patents expand our intellectual property rights related to our Diamond Technology.

All of the Company’s patents have various lives based on the date of issue.  Expiration of individual patents is expected to occur between 2019 and 2032.

Our research and development staff will continue efforts to develop proprietary manufacturing processes and equipment designed to enhance our manufacturing facilities and reduce costs.

We also own various trademarks and trade secrets that we developed within the Company and acquired from ADI and ADGC.

Distribution

Through March 31, 2014 the Company has had a limited number of customers.  The Company has distributed its products directly to these customers without using intermediaries or distributors.

Joint Venture

On September 16, 2013, the Company entered into the Grace Rich Agreements to form a joint venture with operations in the PRC.  This joint venture is to deploy 100 Scio-designed diamond growing machines and anticipates expanding production to over 500 machines.  The Company has licensed its proprietary technology for the manufacture of diamond gemstones to the joint venture to produce material of agreed upon specifications.  In exchange for the license, the Company has received licensing and development revenue and a 30% non-dilutable ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.  The Company is assisting the joint venture with the initial deployment of the licensed technology and the development of its production facility.  The Company does not control the joint venture and is not required to make any on-going funding contributions.

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

•                  Comply with manufacturing and reporting requirements; and

•                  Undergo rigorous inspections.

The process of obtaining marketing clearance for new gemstone diamond from the FTC may prove costly and time consuming. The FTC has neither approved nor prohibited the use of the term “cultured” to describe the diamond the Company intends to sell as gemstones. However, in December 2006, the Jewelers’ Vigilance Committee submitted a petition (the “Petition”) to the FTC seeking amendment to the Guides for the Jewelry, Precious Metals, and Pewter Industries, 16 C.F.R. Part 23 (“Guides”) to include the term “cultured” as a proscribed term to describe laboratory-created diamond. By opinion, dated July 21, 2008, the FTC denied the Petition, finding it did not demonstrate that the use of the term “cultured” to describe laboratory-created diamond, when qualified by one of the terms provided in the Guides, is deceptive or unfair and declined to amend the Guides as requested by the Petition. The

Company has not procured FTC clearance, and the FTC has not precluded the Company from selling diamond produced using the Diamond Technology. FTC has the power to restrict the offer and sale of diamond that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to the type, kind, quality, character, value, origin or other characteristics of a diamond gemstone. Under current guidelines issued by the FTC, the Company is permitted to market its diamond gemstones as “Scio-created,” “lab-created diamond”, “laboratory created diamond,” “laboratory grown diamond” or “cultured” so long as that term is accompanied by any of the foregoing and such designations may inhibit marketing descriptions that are more favorable to creating consumer demand. We may come under close scrutiny by governmental agencies and industry testing organizations and also by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our lab-grown diamond. If our production or marketing is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to produce and market our lab-grown diamond as “cultured diamond”, “lab-created diamond”, or otherwise as a mined diamond alternative, our business, operating results and financial condition could be materially adversely affected.

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

Employees

We had nine full-time employees as of March 31, 2014.

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

Our Company is in the preliminary stages of operation. While our Company has recently engaged in revenue-producing business activities, it is not yet a profitable enterprise and may incur substantial losses for the foreseeable future. In addition, the Company’s revenues are presently derived from a limited number of customers. The Company has not finalized the scope of products it anticipates it will bring to market. As a company in the early stages of operation, our business is subject to all the risks inherent in a new business enterprise. We have no substantial operating history for investors to consider in evaluating our business and prospects. When making an investment decision, investors should consider the risks, expenses and difficulties that we may encounter as a young company in a new market. These risks include, but are not limited to, the following:

•                  Our need to fund and manage our rapidly developing and changing operations;

•                  Our need to expand our sales and marketing activities;

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

We will require additional funding.

We currently have limited cash and working capital to support our operations.  Our future continuing operations will require additional funding, and we may not be able to obtain such funding on acceptable terms or at all. We likely will require additional capital to be able to fund continued development and improvement of the process for growing Scio Diamond Materials and to fund our expansion of manufacturing capacity to meet projected growth of the market for our diamond. There can be no assurance that such efforts for raising capital will not involve substantial dilution with respect to existing or future stockholders of the Company.

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

•                  The response of competitors to our Scio Diamond product offerings.

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

We are currently in default on our debt agreements

As of June 20, 2014, we have been in default on our $1.5 million debt agreement with Platinum Capital Partners L.P. (See Item 8, NOTE 4 - NOTES PAYABLE) To date, Platinum has not taken any action related to this default as we pursue additional funding for our operations.  If Platinum were to proceed with their rights under the agreement they could foreclose on the loan and have the right to take possession of the collateral including the Company’s fixed assets and intellectual property.  If Platinum were to foreclose on the debt, we may have to limit our operations significantly, or the Company could terminate operations entirely, resulting in a complete loss of investment for our stockholders. Our inability to obtain financing on acceptable terms when needed would have a material adverse effect on the Company’s business, operating results and financial condition.

We have had significant turnover in key management personnel.

We have had significant turnover in our executive officers.  Our success depends in part upon our ability to retain the services of certain executive officers and other key employees and on the skills, experience and performance of senior management and certain other key personnel, most of whom have either never worked together or who have worked together for only a short period of time. The loss of the services of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition. Because we are in the early stages of commercialization, we are also dependent on our ability to recruit, retain and motivate personnel with technical, manufacturing and chemical vapor deposition process skills. There are a limited number of personnel with these qualifications and competition for such personnel may be intense. Our inability to attract, integrate and retain additional qualified key personnel would materially adversely affect our business, operating results and financial condition.

We may expend a substantial amount of time and resources in connection with SEC, other regulatory or stockholder-related inquiries or legal actions related to our filed financial statements and other disclosures and the transactions related thereto or other matters.

We have recently received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company is fully cooperating with this inquiry.  We may expend a substantial amount of time and resources in connection with the SEC subpoena, other regulatory or stockholder-related inquiries or legal actions related to our previously filed financial statements and other disclosures and the transactions related thereto or other matters. Such actions could have a material adverse effect on the Company’s liquidity and financial condition and could also affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

The Company has generated limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, September 17, 2009, through March 31, 2014, the Company has an accumulated deficit of ($14,597,262). We are currently generating limited revenues and expect to continue to generate revenue in the future, but there can be no assurances that we will ever generate sufficient revenues to achieve profitability. If we do achieve profitability, there can be no assurances that we can sustain or increase profitability.

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

Widespread consumer acceptance of lab-grown diamond gemstones is still developing. At this time, the Company is aware that it may be competing with companies that produce lab-grown diamond for industrial and gemstone markets, including Gemesis (IIa Technologies), Washington Group, D’Nea, Element Six, and Sumitomo. We believe that as lab-grown diamond continues to gain widespread commercial and consumer acceptance, the more competition can be expected to increase. Increased competition could result in a decrease in the price expected to be charged by the Company for our diamond or reduce demand for our diamond, which would have a material adverse effect on our business, operating results and financial condition.

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

Furthermore, there can be no assurances that others have not developed or will not develop diamond which may duplicate any of the diamond produced using the Diamond Technology or our expected manufacturing processes, or those others will not design around any of the Company’s patents. The existence of valid patents does not provide absolute prevention from other companies independently developing competing technologies. Existing producers of laboratory-created diamond may refine existing processes for growing diamond or develop new technologies for growing diamond in a manner that does not infringe any intellectual property rights of the Company.

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

Recent settlement agreement resulted in restructured Board of Directors and shareholder voting agreement that results in our directors and officers controlling a large percentage of the Company’s stock.

On June 23, 2014, the Company entered into a settlement agreement by and among Edward S. Adams, Michael R. Monahan, Gerald McGuire, James Korn, Bruce Likly, Theodorus Strous, and Robert C. Linares, their present and past affiliates, such as Apollo Diamond, Inc., Apollo Diamond Gemstone Corporation, Adams Monahan LLP, Focus Capital Group, Inc. and Oak Ridge Financial Services Group, Inc., family members and spouses (the “Adams Group”), and Thomas P. Hartness, Kristoffer Mack, Paul Rapello, Glen R. Bailey, Marsha C. Bailey, Kenneth L. Smith, Bernard M. McPheely, James Carroll, Robert M. Daisley, Ben Wolkowitz, Craig Brown, Ronnie Kobrovsky, Lewis Smoak, Brian McPheely, Mark P. Sennott, the Sennott Family Charitable Trust, and their affiliates (the “Save Scio Group”),  pursuant to which the Company and the Save Scio Group settled the previously pending consent contest for the election of directors. Pursuant to the Settlement Agreement, on June 23, 2014, Messrs. Adams, Strous, Linares and McGuire resigned as directors effective immediately, the Board expanded the size of the Board to 7 directors and appointed Messrs. McPheely, Wolkowitz, Smoak and Leaverton (the “Save Scio Nominees”) to fill all but one of the resulting vacancies. In addition, the Company agreed to nominate each of Messrs. Korn and Likly (the “Adams Group Nominees”) and the Save Scio Nominees for election to the Board at the Company’s 2014 annual meeting of stockholders. Pursuant to the Settlement Agreement, the Adams Group and the Save Scio Group must vote their shares of Common Stock for the other’s nominees for the next three years, and will also have replacement rights in the event these nominees are unable to serve as directors.

As of August 8, 2014, the Company had 49,619,312 shares of common stock outstanding, net of shares held in treasury.  The total number of shares subject to the voting agreements related to the settlement agreement is 17,492,928 or approximately 35% of the outstanding shares.  Therefore, the Save Scio Group and the Adams Group collectively have considerable influence to:

•                  Elect or defeat the election of our directors;

•                  Amend or prevent amendment of our Articles of Incorporation or Bylaws;

•                  Effect or prevent a merger, sale of assets or other corporate transaction; and

•                  Determine the outcome of any other matter submitted to the stockholders for vote.

The limited ability of other stockholders to exercise control over the Company may adversely affect the future market price for our securities and the rights of our stockholders.

Provisions in our Articles of Incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore, depress the trading price of the common stock.

Nevada corporate law and our Articles of Incorporation and Bylaws contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These include provisions that:

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

The future issuance of common stock may result in dilution in the percentage of our common stock held by our existing shareholders.  Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock or preferred stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing shareholders.

In addition, it is the Company’s current intention (depending on the development of the business plan and other factors) to raise substantial additional capital during the fiscal year ending March 31, 2015, which we expect to result in substantial dilution in the percentage of our common stock held by our existing shareholders.

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

If an active trading market for our common stock does not sufficiently develop, stockholders may be unable to sell their shares.

There is currently a limited trading market for our common stock and we can provide no assurance that a significant market will develop. Our common stock currently trades on the OTC Bulletin Board and the OTC QB marketplace.  We may decide to apply for listing of our common stock on a U.S. and/or foreign exchange. However, we can provide no assurances that we will apply or that our common stock would be accepted for listing on any stock exchange. Accordingly, we can provide investors with no assurance that our shares will be traded on a U.S. and/or foreign exchange or, if traded, that a significant active public trading market will materialize. If no active trading market is ever developed for our shares, it will be difficult for stockholders to sell their shares.

Our shares of common stock are subject to the “penny stock” rules of the SEC and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and stockholders may have difficulty in selling their shares.

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

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, necessary to ensure that adequate review of our financial statements and notes thereto is performed, and have concluded that our internal control over financial reporting was not effective as of March 31, 2014. These material weaknesses and our remediation plans are described further in Item 9A. Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Disclosure under this item is not applicable because the Company is a smaller reporting company.

ITEM 2.  PROPERTIES.

Our corporate headquarters and production facility are located at 411 University Ridge, Greenville, South Carolina.  The production facility includes approximately 3,200 square feet adjoining our headquarters office, and the facility overall has 9,470 square feet of space. We have five years remaining on the lease for this facility.

Annual rental payments for the next five fiscal years for these facilities are as follows:

2015	$160,939
2016	224,410
2017	224,410
2018	224,410
2019	224,411
2020 and thereafter	$—

ITEM 3.  LEGAL PROCEEDINGS.

On July 26, 2013, Bernard M. McPheely, Trustee for the Bernard M. McPheely Revocable Trust Dated May 25, 2012, Thomas P. Hartness, Trustee for the Thomas P. Hartness Revocable Trust Dated July 31, 2010, Brian McPheely and Robert Daisley (collectively, “Plaintiffs”), derivatively and on behalf of the Company, filed a complaint in the Court of Common Pleas of the State of South Carolina, County of Greenville against Edward S. Adams (our then Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), Robert Linares (a then current member of the Board), Theodorus Strous (a then current member of the Board) and the law firm of Adams Monahan, LLP (collectively, “Defendants”), and the Company, as a nominal defendant (the “Scio Derivative Complaint”).  Bernard M. McPheely is a former member of the Company’s Board of Directors.

The Scio Derivative Complaint alleged (i) against Defendants, breach of fiduciary duty, corporate waste and unjust enrichment; (ii) against Messrs. Strous and Linares and Adams Monahan LLP, aided and abetted a breach of fiduciary duty; (iii) against Messrs. Adams and Monahan, civil conspiracy; (iv) against Messrs. Adams, Monahan and Linares, breach of fiduciary duty — controlling shareholder; and (v) against Mr. Strous and Adams Monahan LLP, aiding and abetting a breach of controlling shareholder duty.  The allegations related to, among other things, certain actions allegedly taken by defendants in connection with: the acquisition by the Company of certain assets of ADI (the “ADI Asset Purchase”); the ADGC Asset Purchase discussed in Note 2 below; the Company’s agreement to provide certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 16 million and 1 million shares, respectively, of common stock of the Company for $0.01 per share (collectively, the “ADI/ADGC Offering”); the provision of legal services by Adams Monahan LLP to the Company; certain equity issuances by the Company following the ADI/ADGC Offering; certain bonuses and other payments paid to members of the Board of Directors; and certain indemnification obligations undertaken by the Company in favor of Messrs. Adams and Monahan.

Plaintiffs were seeking direct and consequential damages sustained by the Company in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the alleged breaches of fiduciary duties; reasonable attorney’s fees and costs for the Company incurred in prosecuting the action; and other relief as deemed by the court to be just and proper.

Defendants removed the Scio Derivative Complaint to the U.S. District Court for the District of South Carolina, Greenville Division (the “Federal Court”) and filed a motion to dismiss the complaint on October 4, 2013.  On December 16, 2013, the Federal Court granted the Defendants’ motion to dismiss, in part based on the plaintiffs’ lack of standing, and the remaining claims were dismissed by the court without prejudice in favor of mandatory arbitration proceedings.  As of March 31, 2014, no arbitration proceeding was initiated.

On October 15, 2013, plaintiff Mark P. Sennott, as Trustee of the Sennott Family Charitable Trust, (“Sennott”) filed a complaint derivatively, on behalf of ADI, in the Federal Court, against Edward S. Adams (our then Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), the law firm of Adams Monahan, LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation, and the Company (collectively, “Sennott Defendants”).  This derivative complaint on ADI’s behalf (the “ADI Derivative Complaint”) alleged claims for breach of fiduciary duty, constructive fraud and unjust enrichment.  The allegations in the ADI Derivative Complaint are duplicative of the Scio Derivative Complaint allegations concerning ADI, which were dismissed by the Federal Court’s December 16, 2013 order in the Scio Derivative Complaint and repeat almost verbatim the allegations from earlier lawsuits filed and dismissed in 2012 against the Defendants, which were previously disclosed in the Company’s Form 10-Q for the nine months ended December 31, 2012 and Form 10-K for fiscal year ended March 31, 2013.  Sennott was seeking direct and consequential damages sustained by Sennott in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the allegedly wrongful acts; reasonable attorney’s fees and costs incurred in prosecuting the action; and other relief as deemed by the court to be just and proper.

Settlement Details

Both the Scio Derivative Complaint and the ADI Derivative Complaint were effectively settled on June 23, 2014 when the Company entered into a settlement agreement (the “Settlement Agreement”) by and among Edward S. Adams, Michael R. Monahan, Gerald McGuire, James Korn, Bruce Likly, Theodorus Strous, and Robert C. Linares, their present and past affiliates, such as Apollo Diamond, Inc., Apollo Diamond Gemstone Corporation, Adams Monahan LLP, Focus Capital Group, Inc. and Oak Ridge Financial Services Group, Inc., family members and spouses (the “Adams Group”), and Thomas P. Hartness, Kristoffer Mack, Paul Rapello, Glen R. Bailey, Marsha C. Bailey, Kenneth L. Smith, Bernard M. McPheely, James Carroll, Robert M. Daisley, Ben Wolkowitz, Craig Brown, Ronnie Kobrovsky, Lewis Smoak, Brian McPheely, Mark P. Sennott, the Sennott Family Charitable Trust, and their affiliates (the “Save Scio Group”),  pursuant to which the Company and the Save Scio Group settled the previously pending consent contest for the election of directors. Pursuant to the Settlement Agreement, on June 23, 2014, Messrs. Adams, Strous, Linares and McGuire resigned as directors effective immediately; the Board expanded the size of the Board to 7 directors and appointed Messrs. McPheely, Wolkowitz, Smoak and Leaverton (the “Save Scio Nominees”) to fill all but one of the resulting vacancies. In addition, the Company agreed to nominate each of Messrs. Korn and Likly (the “Adams Group Nominees”) and the Save Scio Nominees for election to the Board at the Company’s 2014 annual meeting of stockholders. Pursuant to the Settlement Agreement, the Adams Group and the Save Scio Group must vote their shares of Common Stock for the other’s nominees for the next three years, and will also have replacement rights in the event these nominees are unable to serve as directors.

The Settlement Agreement contains various other terms and provisions, including with respect to the transfer of one million shares of Common Stock to the Save Scio Group, a portion of which is allocated for reimbursement by the Adams Group of the Save Scio Group’s out-of-pocket expenses in connection with the nomination of the Save Scio Nominees and past litigation involving certain members of the Adams Group and the Save Scio Group (the Scio Derivative Complaint and the ADI Derivative Complaint collectively known as the “Litigation”), the Save Scio Group’s withdrawal of the Litigation, termination of the Save Scio Group’s consent solicitation, and accelerated expiration of the Company’s stockholder Rights Agreement adopted on April 8, 2014. Also included in the settlement is the forfeiture of one million shares of common stock by Edward S. Adams and Michael Monahan for cancellation by Scio.

In addition, the Settlement agreement provides for the release of all liabilities amongst the parties effective June 23, 2014.  Additional detail on the settlement agreement is included in Part 1, Item 8, NOTE 13- SUBSEQUENT EVENTS.

On May 16, 2014 the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company is fully cooperating with this inquiry.

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

After the acquisition of the Scio Diamond Technology Corporation name on August 5, 2011, trading of our common stock did not begin on the OTC Bulletin Board until September 23, 2011. The following table sets forth the quarterly high and low bid prices for our common stock for the fiscal years ending March 31, 2013 and 2014, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended March 31, 2013	High	Low
First Fiscal Quarter	$3.38	$2.25
Second Fiscal Quarter	3.15	2.25
Third Fiscal Quarter	2.75	0.71
Fourth Fiscal Quarter	1.39	0.81

Fiscal Year Ended March 31, 2014	High	Low
First Fiscal Quarter	$1.00	$0.31
Second Fiscal Quarter	0.54	0.15
Third Fiscal Quarter	0.51	0.26
Fourth Fiscal Quarter	0.40	0.15

As of August 8, 2014, there were 50,619,312 shares of common stock outstanding held by approximately 670 stockholders of record.

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

Recent Sales of Unregistered Securities

Unless otherwise indicated, the issuances of our securities listed below were made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, as we reasonably believed that the investors were sophisticated, that no general solicitations were involved and the transactions did not otherwise involve a public offering.

On March 25, 2013, the Board of Directors authorized the issuance of 500,000 shares of the Company’s common stock to Edward S. Adams, then Chairman of the Board, and 500,000 shares of the Company’s common stock to Michael R. Monahan, a then  member of the Board, to indemnify Messrs. Adams and Monahan under applicable law and the Company’s charter documents for shares of Company common stock transferred by them in May 2012 to certain individuals in settlement of a complaint filed by such individuals against Messrs. Adams and Monahan, their respective spouses, Adams Monahan LLP, Mr. Joseph Lancia (our former President and Chief Executive Officer), the Company, and, as a nominal defendant, Private Scio.  The Company recognized $830,000 as professional and consulting fees related to this authorization for indemnity during the fiscal year ended March 31, 2013.  These shares were issued by the Company during the fiscal year ended March 31, 2014.

On June 4, 2013, the Company engaged Arque Capital LTD., Maxwell Simon, Inc., and Stonegate Securities, Inc. to provide consulting services in connection with future capital raising activities.  The Company agreed to issue 165,000, 162,500 and 200,000 shares of its common stock, respectively to each of Arque Capital LTD., Maxwell Simon, Inc. and Stonegate Securities Inc., respectively as partial compensation for these engagements.  The Company recognized $200,450 in expense related to these share issuances.

On September 25, 2013, the Company issued 1,000,000 shares of its common stock to our attorneys Schwegman, Lundberg & Woessner P.A. in exchange for $164,000 of past legal services.

On September 25, 2013, the Company granted nine non-executive employees options to purchase a total of 500,000 shares of the Company’s stock.  These options vest based on the Company meeting various operating metric and cash flow targets.  The exercise price of $0.33 per share is equal to the closing price of a share of the Company’s common stock on the date of grant.  Using the Black-Scholes option pricing model, management has estimated the options issued on September 25, 2013 had a value of $0.21 per option on the date of the grant.  The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 0.66%; Expected life in years, 3.0; Expected volatility, 102.3%.   None of these options were vested upon issuance.  Subsequent to issuance, a portion of these options have vested and the Company has recognized $5,312 in compensation costs for these options in the fiscal year ending March 31, 2014.

On October 1, 2013, the Company’s Board of Directors approved the issuance of options to purchase 68,750 shares of common stock to each of our former board members, Messrs. Adams, Linares, and Strous, for their services to date through calendar 2013.  Each grant is in accordance with the Company’s director compensation program that provides for the grant of options to purchase 6,250 shares of common stock to each director for each Board meeting held.  All 206,250 options issued have an exercise price of $0.42 that reflects the Company’s closing stock price on the date of grant.  Using the Black-Scholes option pricing model, management has determined the options issued on October 1, 2013 had a value of $0.26 per option on the date of grant.  The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 0.66%; Expected life in years, 3.0; Expected volatility, 102.3%.  Total compensation costs of $54,429 have been recognized for these options during the fiscal year ended March 31, 2014.

On March 25, 2014, the Company’s Board of Directors accepted a report from a Special Litigation Committee of the Board.  Upon acceptance of this report, the Company was obligated to issue 375,000 shares of stock to Mr. Theo Strous, a then member of the Company’s Board of Directors and 100,000 shares to Mr. Laurence Zipkin, an unaffiliated third party, for their participation on the Committee.  The Company valued the shares issued at the then market price of $0.25 and recognized $118,750 in professional and consulting fees for the value of these shares issued during the fiscal year ended March 31, 2014.

At the request of the Board of Directors, the Company entered into an agreement, effective April 12, 2014, with Mr. Joseph Cunningham to provide consulting services to the Company.  Under this agreement, the Company agreed to provide Mr. Cunningham $4,000 and 20,000 shares of common stock per month in exchange for his professional services to the Company.  Through June 30, 2014, the Company had issued 60,000 shares to Mr. Cunningham.  These shares were valued at an average of $0.44 and the Company recognized $26,200 in expense for these shares.

On June 20, 2014, the Board of Directors granted restricted 50,000 shares of stock to Mr. Michael Laub in exchange for $12,000 of liabilities owed to Mr. Laub for professional fees previously provided to the Company.  These shares were valued at $0.24 per share.

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30.  The Company may raise up to $600,000 from this offering and does not anticipate incurring any expenses related to the offering.  Through August 8, 2014, the Company has issued 750,000 shares under this offering and raised $225,000. The issuance and sale of the shares has not been registered under the Securities Act, and the shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities have been issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act, based on the following facts: each of the Investors has represented that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act, that it is acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities to the Investors; and the shares will be issued as restricted securities.

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

On August 5, 2011, Edward S. Adams and Michael R. Monahan, both of whom formerly served on the Company’s Board of Directors, acquired control of the Company through the purchase of 2,000,000 shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time, in accordance with a common stock purchase agreement among Mr. Kropp, Mr. Adams and Mr. Monahan. Concurrent with the execution of the stock purchase agreement, Mr. Kropp resigned from all positions with Krossbow, including, but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

As of March 31, 2014, nearly all of the Company’s production capacity is being sold for use in precision cutting devices and gemstone materials.  As of March 31, 2014 we had generated $2,300,089 in net revenue since inception.  To date, over 60% of our product has been sold overseas and 100% of these sales have been to external customers.  In the future, we expect continued development of an international market for our diamond materials.

See Part I, Item 1. (Business) for additional information regarding our business.

Significant Partner Agreements

On September 16, 2013, the Company entered into a series of agreements with SAAMABA, LLC and S21 Research Holdings (the “Grace Rich Agreements”) to form a joint venture with operations in the People’s Republic of China to deploy 100 Scio designed diamond growing machines.  The agreements allow for the expansion of the joint venture to over 500 machines.  Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing and development revenue and a 30% ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.  The Company is not required to make any on-going funding contributions to the joint venture and its ownership stake cannot be reduced from 30%.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States “GAAP”. We describe our significant accounting policies in the notes to our audited financial statements as of March 31, 2014.

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

Asset Purchases

On June 5, 2012, the Company acquired substantially all of the assets of ADGC, consisting primarily of lab-grown diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC that are accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share with the intent that ADI Offering be conducted substantially concurrently with the ADGC Offering. The ADI Offering and the ADGC Offering began in June 2012 and is completed. As of March 31, 2014, the Company had issued 16,766,773 shares of common stock pursuant to the ADI/ADGC Stockholder Offering.

The following table reflects our purchase price allocation of the assets:

Inventory	$269,000
In-process research and development	601,000
Total	$870,000

The Company completed a third-party valuation to determine the fair value of the assets acquired as of the acquisition date. The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

We believe that the acquisition of these assets from ADGC was not the acquisition of a “business” within the definition set forth in GAAP or Rule 11-01(d).

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight-line basis beginning at the time it is placed in service, based on the following estimated useful lives:

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

Intangible Assets

Intangible assets, such as acquired in-process research and development “IPRD” costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management’s estimate of useful life of any patents when placed in service is a critical judgment. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of March 31, 2014.

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

During the fiscal year ended March 31, 2014, management of the Company conducted a further strategic review of its intellectual property portfolio and determined that a portion of the portfolio should be considered for placement in service due to the Company’s recent entrance into the gemstone marketplace.  As a result, intangible assets in the amount of $601,000 previously classified as IPRD were assigned to specific patents and considered placed in service. These patents are being amortized over a period ranging from 16.33 to 19.46 years corresponding to their remaining life.

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

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2014 Compared to the Fiscal Year Ended March 31, 2013

During the fiscal year ended March 31, 2014, we recorded net revenue of $1,418,341, compared to $881,748 in net revenue during the fiscal year ended March 31, 2013.  The increase in revenue is primarily due to the Company receiving $625,000 in licensing fees from the joint venture during the fiscal year ended March 31, 2014 that were not in the prior period.  While revenues net of licensing fees were approximately 10% lower between the periods, commercial operations and revenues largely started during the middle of the fiscal year ended March 31, 2013 while commercial operations continued throughout the fiscal year ended March 31, 2014.  This revenue trend was the result of the Company losing its primary industrial customer at the end of the fiscal year ended March 31, 2013 and the company needing to rebuild its customer base during the fiscal year ended March 31, 2014.  During the fiscal year ended March 31, 2014, we incurred total operating expenses of $5,696,747, compared to total operating expenses of $8,176,622 during the fiscal year ended March 31, 2013.  This reduction is largely due to reduced professional and consulting fees and salaries and benefits offsetting increased cost of goods sold, depreciation and amortization expense, and losses for the disposal and impairment of fixed assets.  The lower professional and consulting fees are largely the result of reduced expenses for indemnification of a past legal settlement.  The lower cost of salaries and benefits resulted from reductions in stock based compensation, employee severance costs and overall expense reductions from reduced headcount. The losses on disposal and impairment of fixed assets were the result of the Company’s closing of its Hudson, MA facility when the lease expired during the fiscal year.

With production and sales of manufactured products continuing for the entire fiscal year ended March 31, 2014 versus the partial period included in the fiscal year ended March 31, 2013, we had cost of goods sold expense of $2,321,534 versus $1,349,109 for the fiscal year ended March 31, 2013.  We incurred salary and benefit expense including direct and labor costs recorded in cost of goods sold of $1,301,005 during the fiscal year ended March 31, 2014 and $3,500,357 during the fiscal year ended March 31, 2013.  This reduction is due to lower stock-based incentive compensation for executive officers of the Company of $1,803,276, lower executive severance expense of $265,803 and reduced headcount of $293,621.  We incurred $1,272,212 in professional and consulting fees during the fiscal year ended March 31, 2014, compared to $2,635,069 for the fiscal year ended March 31, 2013.  This decrease is primarily due to reduced expenses for indemnification of expenses from a past legal settlement of $947,305.

Depreciation expense of $683,572 and $474,744 was recorded in cost of goods sold during the fiscal years ended March 31, 2014 and 2013, respectively.  This increase is due to the Company’s startup of operations during the fiscal year ending March 31, 2013 and the associated startup of depreciation of our manufacturing assets versus depreciation expense continuing for the entire fiscal year ending March 31, 2014.

Our net loss for the fiscal year ended March 31, 2014 was $4,950,953, compared to a net loss of $7,282,352 during the fiscal year ended March 31, 2013.  Our net loss per share for the fiscal year ended March 31, 2014 was ($0.10) per share, compared to a net loss per share of ($0.19) for the fiscal year ended March 31, 2013.  The weighted average number of shares outstanding was 49,548,045 and 37,971,035 for the fiscal years ended March 31, 2014 and 2013, respectively.

FINANCIAL CONDITION

At March 31, 2014, we had total assets of $12,850,139 compared to total assets of $15,256,450 at March 31, 2013. This decrease in assets was primarily related to reductions in cash, inventory, and the write-down of property, plant and equipment from the closing of the Company’s Hudson, MA facility and the ADGC Asset Purchase. We had cash of $47,987 at March 31, 2014 compared to $223,257 at March 31, 2013.  The decrease is due to the continuing use of cash to support Company operations.  The decrease in inventory of $374,836 was primarily due to lower finished goods inventory including industrial and gemstone materials of $282,473 as well as the Company’s write off of inventory of $100,557 to adjust the value of our inventory to the lower cost of market due to expected selling prices being lower than cost.

Total liabilities at March 31, 2014 were $2,920,722 compared to total liabilities of $1,066,544 at March 31, 2013.  This increase is the result of the Company’s borrowings under our notes payable and increases in accounts payable and customer deposits during the year ended March 31, 2014.

The Company had negative working capital (defined as current assets less current liabilities) of ($2,402,369) at March 31, 2014 versus ($127,597) at March 31, 2013.  This decrease in working capital resulted from the Company’s increase in current liabilities including accounts payable, customer deposits and notes payable and the decrease in current assets including cash and inventory during the fiscal year.

Total shareholders’ equity was $9,929,417 at March 31, 2014, compared to $14,189,906 at March 31, 2013. Shareholders’ equity decreased during the year primarily due to continuing net losses increasing the Company’s accumulated deficit.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the year ended March 31, 2014, net cash flows used in operating activities were ($1,364,820) compared to ($3,332,239) for the year ended March 31, 2013.  The net cash flow used in operating activities for the year ended March 31, 2014 consists primarily of a net loss of ($4,950,953) offset by depreciation and amortization of $1,574,418, loss on disposal of equipment of $129,308, loss on impairment of fixed assets of $381,798, expenses for warrants, stock and inventory issued in exchange for services of $508,481, employee stock based compensation of $193,150, a decrease in current assets of $256,303 and an increase in increase current and other liabilities of $442,118.

Investing Activities

For the year ended March 31, 2014, net cash flows used in investing activities were ($71,889), consisting primarily of the purchases of property, plant, and equipment. Net cash flows used in investing activities were ($1,114,420) for the year ended March 31, 2013.  This reduction is due to the Company’s relatively minimal maintenance needs during the year ended March 31, 2014 versus the prior year when we were still building out our production facility.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity and debt instruments. For the years ended March 31, 2014 and March 31, 2013, we generated $1,261,439 and $3,861,400 from financing activities, respectively.  The cash generated during the year ended March 31, 2014 was primarily from borrowings on the Company’s note payable facility.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.  Effective June 21, 2013, we entered into a $1,000,000 secured credit facility to provide near-term liquidity for working capital requirements.   This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Note 5: Notes Payable.  There is no additional capacity under the credit facility and we are now in default under the credit facility.

As of March 31, 2014, our cash balance was $47,987.  This amount is not expected to be adequate to fund our operations over the next fiscal year ending March 31, 2015.  As of March 31, 2014, we had no additional lines of credit or other bank financing arrangements other than as described above.  Generally, we have financed operations through March 31, 2014 through the proceeds of sales of our common stock and borrowings under our existing credit facilities.   As of June 30, 2014, our cash balance was $2,046. The Company is pursuing additional issuances of equity capital to meet operating cash requirements.

Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations and could result in the shutdown of operations.

MATERIAL COMMITMENTS AND ARRANGEMENTS

On June 21, 2013, the Company entered into a loan agreement with Platinum Capital Partners, LP (“Platinum”) providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  The Company has utilized these funds to fund our ongoing operations.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month.  The loan agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The loan agreement contains a number of restrictions on our business, including restrictions on our ability to merge, sell assets, create or incur liens on assets, make distributions to our shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, we granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.  This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Item 8, NOTE 5 — NOTES PAYABLE.  As of March 31, 2014, the total due under these facilities, including accrued fees, was $1,412,060.  The credit facility matured on June 20, 2014 and since this date we have been in default on the agreement with Platinum.   We are having discussions with Platinum on extending the term of the debt agreements and currently Platinum has indicated they will not take any action related to this default as we pursue additional funding for our operations.

On June 30, 2013, consulting agreements, dated March 6, 2013, between the Company and Michael R. Monahan and Theo Strous were terminated effective June 30, 2013.  Pursuant to these consulting agreements, Messrs. Monahan and Strous had been providing certain management and consulting services, as well as other services, to the Company.  The Company did not incur any early termination penalties in connection with the termination of these consulting agreements.

On September 16, 2013, the Company entered into the Grace Rich Agreements with SAAMABA, LLC and S21 Research Holdings to form a joint venture with operations in the PRC to deploy 100 Scio designed diamond growing machines.  The agreements allow for the expansion of the joint venture to over 500 machines.  Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing and development revenue and a minority ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of SCIO Diamond Technology Corporation

We have audited the accompanying balance sheets of SCIO Diamond Technology Corporation (the “Company”) as of March 31, 2014 and 2013, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCIO Diamond Technology Corporation as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP

Greenville, South Carolina

August 15, 2014

Scio Diamond Technology Corporation

BALANCE SHEETS

As of March 31, 2014 and 2013

	March 31,	March 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$47,987	$223,257
Accounts receivable, net	42,085	69,042
Other receivables	89,192	—
Inventory	152,817	538,948
Prepaid expenses	79,078	34,455
Prepaid rent	23,050	23,050

Total current assets	434,209	888,752

Property, plant and equipment
Facility	899,499	883,246
Manufacturing equipment	3,171,656	3,813,865
Other equipment	71,059	69,311

Total property, plant and equipment	4,142,214	4,766,442
Less accumulated depreciation	(1,029,212)	(493,533)
Net property, plant and equipment	3,113,002	4,272,909

Intangible assets, net	9,240,640	10,015,651
Prepaid rent, noncurrent	42,288	65,338
Other assets	20,000	13,800

TOTAL ASSETS	$12,850,139	$15,256,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,412,060	$—
Accounts payable	671,782	285,651
Customer deposits	179,610	—
Accrued expenses	573,126	730,698

Total current liabilities	2,836,578	1,016,349

Other liabilities	84,144	50,195

TOTAL LIABILITIES	2,920,722	1,066,544

Common stock, $0.001 par value, 75,000,000 shares authorized; 50,739,312 and 47,736,812 shares issued and outstanding at March 31, 2014 and 2013, respectively	50,739	47,737
Additional paid-in capital	24,476,940	23,789,478
Accumulated deficit	(14,597,262)	(9,646,309)
Treasury stock, 1,000,000 at March 31, 2014 and 2013, respectively	(1,000)	(1,000)

Total shareholders’ equity	9,929,417	14,189,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,850,139	$15,256,450

The accompanying notes are an integral part of these financial statements.

Scio Diamond Technology Corporation
STATEMENTS OF OPERATIONS

For the years ended March 31, 2014 and 2013

	Year Ended	Year Ended
	March 31, 2014	March 31, 2013
Revenue
Product revenue, net	$793,341	$881,748
Licensing revenue	625,000	—

Revenues, net	1,418,341	881,748

Cost of goods sold
Cost of goods sold	2,321,534	1,349,109

Gross margin (deficit)	(903,193)	(467,361)

General, administrative, and pre-operating expenses
Professional and consulting fees	1,272,212	2,635,069
Salaries and benefits	723,805	3,086,505
Rent, equipment lease and facilities expense	150,502	300,261
Marketing costs	49,216	48,403
Depreciation and amortization	799,928	393,010
Corporate general and administrative	379,552	364,265
Loss on disposal of fixed assets	129,308	—
Loss on impairment of fixed assets	381,798	—

Total general and administrative expenses	3,886,321	6,827,513

Loss from operations	(4,789,514)	(7,294,874)

Other income (expense)
Interest expense	(161,439)	—
Forgiveness of interest expense	—	12,522

Net loss	$(4,950,953)	$(7,282,352)

Loss per share
Basic:
Weighted average number of shares outstanding	49,548,045	37,971,035
Loss per share	$(0.10)	$(0.19)
Fully diluted:
Weighted average number of shares outstanding	49,548,045	37,971.035
Loss per share	$(0.10)	$(0.19)

The accompanying notes are an integral part of these financial statements.

Scio Diamond Technology Corporation
STATEMENTS OF CASH FLOW

For the years ended March 31, 2014 and 2013

	Year Ended	Year Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss	$(4,950,953)	$(7,282,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,574,418	859,983
Loss on disposal of equipment	129,308	—
Loss on impairment of fixed assets	381,798	—
Expense for warrants, stock and inventory issued in exchange for services	421,496	158,560
Forgiveness of interest expense	—	(12,522)
Expense for stock allocated for indemnification of directors	—	830,000
Employee stock based compensation	193,150	1,996,426
Inventory write down	100,557	—
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	26,957	(69,042)
Increase in other receivables	(89,192)	—
Decrease/(increase) in prepaid expenses, rent and other assets	44,260	(26,411)
Decrease/(increase) in inventory	258,127	(267,446)
Increase in accounts payable	386,131	87,587
Increase in customer deposits	179,610	—
Increase/(decrease) in accrued expenses	(54,436)	342,783
Increase in other liabilities	33,949	50,195

Net cash used in operating activities	(1,364,820)	(3,332,239)

Cash flows from investing activities:
Purchase of property, plant and equipment	(71,889)	(1,114,420)

Net cash used in investing activities	(71,889)	(1,114,420)

Cash flows from financing activities:
Proceeds from sale of common stock and warrant exercise - net of fees	129	4,086,400
Proceeds from notes payable	1,412,060	—
Finance charges paid on note payable	(150,750)	—
Payments on notes payable	—	(225,000)

Net cash provided by financing activities	1,261,439	3,861,400

Change in cash and cash equivalents	(175,270)	(585,259)
Cash and cash equivalents, beginning of period	223,257	808,516

Cash and cash equivalents, end of period	$47,987	$223,257

The accompanying notes are an integral part of these financial statements.

(continued)

Scio Diamond Technology Corporation
STATEMENTS OF CASH FLOW
For the years ended March 31, 2014 and 2013
(Continued)

	Year Ended	Year Ended
	March 31, 2014	March 31, 2013

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$18,874	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Purchase of assets funded by note payable	$—	$100,000
Warrants issued for real property lease	$—	$39,000
Warrants issued for consulting services	$—	$113,760
Purchase of assets funded through ADGC subscription rights	$—	$770,000
Common stock allocated for indemnification of directors	$—	$830,000
Payment of accrued expenses with stock	$81,761	$—
Manufacturing equipment transferred to assets held for sale	$20,000	$—

The accompanying notes are an integral part of these financial statements.

Scio Diamond Technology Corporation
STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended March 31, 2014 and 2013

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2012	26,013,070	$26,013	$15,937,616	—	$—	$(2,363,957)	$13,599,672

Common stock issued for cash, net of fees, at $0.80 per share	4,891,250	4,891	3,868,286	—	—	—	3,873,177
Common Stock issued for cash, net of fees, at $0.01 per share	16,766,773	16,768	182,827	—	—	—	199,595
Common stock issued in exchange for services, at $0.80 per share	46,250	46	36,954	—	—	—	37,000
Warrants exercised for common stock, net of fees, at $0.70 per share	19,469	19	13,609	—	—	—	13,628
Treasury stock acquired	—	—	1,000	(1,000,000)	(1,000)	—	—
Subscription rights issued for purchase of assets	—	—	770,000	—	—	—	770,000
Warrants issued for real property lease	—	—	39,000	—	—	—	39,000
Warrants issued in exchange for consulting services	—	—	113,760	—	—	—	113,760
Employee stock based compensation	—	—	1,996,426	—	—	—	1,996,426
Common stock allocated for indemnification of legal settlement	—	—	830,000	—	—	—	830,000
Net loss for the fiscal year ended March 31, 2013	—	—	—	—	—	(7,282,352)	(7,282,352)
Balance, April 1, 2013	47,736,812	47,737	23,789,478	(1,000,000)	(1,000)	(9,646,309)	14,189,906

Common stock issued in exchange for consulting services	1,002,500	1,002	318,198	—	—	—	319,200
Common stock issued in exchange for past legal services	1,000,000	1,000	163,000	—	—	—	164,000
Administrative fee received for previous stock issuance	—	—	129	—	—	—	129
Common stock issued for indemnification of legal settlement	1,000,000	1,000	(1,000)	—	—	—	—
Employee stock based compensation	—	—	193,150	—	—	—	193,150
Warrants issued in exchange for consulting services	—	—	13,985	—	—	—	13,985
Net loss for the fiscal year ended March 31, 2014	—	—	—	—	—	(4,950,953)	(4,950,953)
Balance, March 31, 2014	50,739,312	$50,739	$24,476,940	(1,000,000)	$(1,000)	$(14,597,262)	$9,929,417

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Scio Diamond Technology Corporation (referred to herein as the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada as Krossbow Holding Corp. on September 17, 2009. The Company’s focus is on man-made diamond technology development and commercialization.

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

•                  Focused efforts on new business development opportunities to generate revenues and diversify our customer base;

•                  Enhanced efforts on optimizing production for existing manufacturing capabilities; and

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts, sales returns, provision for inventory obsolescence, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, employee stock options, and contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts recorded could differ materially from those estimates

In accordance with Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures, the Company uses the equity method of accounting for investments in corporate joint ventures for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture unless predominant evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. When the Company’s carrying value in an equity method investee is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the equity method investee or has committed additional funding.  When the equity method investee subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents,  accounts payable and notes payable approximate their fair value due to the short-term nature of these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less when purchased to be cash equivalents.  At March 31, 2014 and 2013, the Company held no cash equivalents.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	March 31,
	2014	2013
Common stock options and warrants	9,909,295	9,609,295

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company also maintains a provision for estimated returns and allowances based upon historical experience.  The Company has determined that an allowance was not necessary at March 31, 2014 or 2013.

Other Receivables

As of March 31, 2014, the Company considered a pending insurance settlement over the actions of a Company supplier of $89,192 as an other receivable.  This settlement was agreed to but not paid at March 31, 2014.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method.  The components of inventories are as follows:

	March 31, 2014	March 31, 2013
Raw materials and supplies	$35,543	$64,255
Work in process	25,611	—
Finished goods	91,663	474,693
	$152,817	$538,948

During the fiscal year ended March 31, 2014, we recorded a lower cost of market write down for inventory of $100,557 due to expected selling prices being lower than cost.  The estimation of the total write-down involves management judgments and assumptions, including assumptions regarding future selling price forecasts, the estimated costs to complete and disposal costs.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Manufacturing equipment was placed into service beginning July 1, 2012.  The Company incurred total depreciation expense of $700,690 and $490,136 for the years ended March 31, 2014 and 2013, respectively.

During the fiscal year ended March 31, 2014, the Company closed its operations in Hudson, Massachusetts.  With this closing the Company recognized a loss of $129,308 for the disposal of certain fixed assets at the location.  Concurrent with the closing of the Hudson facility, the Company re-evaluated the useful life of certain fixed assets acquired from Apollo Diamond in 2012 and decided that an impairment reserve related to these assets of $381,798 was appropriate.

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There are no impairment charges during the years ended March 31, 2014 or 2013.

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

Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of March 31, 2014 or 2013.  Income tax returns subject to review by taxing authorities include March 31, 2010 through March 31, 2014.

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

Concentration of Credit Risk

During the year ended March 31, 2014 the Company had 27 different customers.  One customer accounted for 58% of our total product revenue.  For the year ended March 31, 2013, one customer accounted for 84% of total revenues for the Company and purchased substantially all of the Company’s production output. The second customer purchased a substantial portion of the Company’s by-product inventory and accounted for 11% of total revenues for the Company.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we or our fabrication vendor has shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part.  The Company recognizes licensing and development revenues in accordance with the contractual terms of the agreements.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). Under the amendments in this updates, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that the it is more likely than not that the indefinite-lived intangible assert is impaired as a basis for determining whether it is necessary to perform the qualitative impairment test in accordance with Topic 350.  The more likely than not threshold is defined as having a likely-hood of more than fifty percent.  If after assessing the qualitative factors, a company determines it does not meet the more likely than not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset.  The Amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this new standard in the fiscal year ended March 31, 2013 and the adoption did not have a significant impact on its financial statements.

In July 2013, the FASB issued ASC 2013-11, “Income Taxes — Presentation of an Unrecognized Tax benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”  (“ASU 2013-11”) which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes.  The new guidance requires and entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized.  ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013.  The Company is currently evaluating the impact of the April 1, 2014 adoption of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

NOTE 3 — INTANGIBLE ASSETS

During the year ended March 31, 2014, the Company evaluated its patent portfolio and allocated $601,000 of the previously acquired in-process research and development from the ADGC Asset Purchase to specific patents related to the gemstone market that are being used by the Company for its commercial operations. These patents were considered placed in service by the Company during the quarter ended June 30, 2013.  During the year ended March 31, 2013, the Company evaluated its patent portfolio and allocated $7,534,063 of the previously acquired in-process research and development to specific patents that are being used by the Company for its manufacturing operations. The assigned values of all patents considered in service by the Company are being amortized on a straight-line basis over the remaining effective lives of the patents.

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.

Intangible assets consist of the following:

		March 31,	March 31,
	Life	2014	2013
Patents, gross	6.75 – 19.46	$8,135,063	$7,543,063
In-process research and development	Indefinite	2,250,435	2,851,435
		10,385,498	10,385,498
Accumulated amortization		(1,144,858)	(369,847)
Net intangible assets		$9,240,640	$10,015,651

Total amortization expense during the years ended March 31, 2014 and 2013 was $775,011 and $369,847, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
March 31, 2015	$775,011
March 31, 2016	775,011
March 31, 2017	775,011
March 31, 2018	775,011
March 31, 2019	775,011
Thereafter	$3,115,150

NOTE 4 — NOTES PAYABLE

On June 21, 2013, the Company entered into a loan agreement (the “Original Loan Agreement”) with Platinum Capital Partners, LP (“Platinum”) providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month.  The Original Loan Agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The Original Loan Agreement contains a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The Original Loan Agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the Original Loan Agreement.  Under a security agreement entered into in connection with the loan agreement, the Company granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.

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

Borrowings accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month. An interest reserve of $133,500 has been set aside from the proceeds of the New Note to make required payments of interest, provided that interest billed to the Company will first be deducted from a $90,000 reserve established under the Original Note for payments of interest on the Original Note, until that reserve has been exhausted. The Amended Loan Agreement also provides for payment of an accommodation fee of $25,000 and a closing fee of $3,250, the amounts of which were retained by Platinum out of amounts drawn on the Additional Loan on October 11, 2013.  The Company’s obligations under the Amended Loan Agreement are not guaranteed by any other party.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the Amended Loan Agreement.  The Loan is secured by a security agreement, under which the Company grants Platinum first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the Loan.  The New Note provides for monthly interest payments commencing November 2013 and for repayment of all amounts drawn, together with accrued interest, on June 20, 2014.

The Company has utilized funds drawn on the Original Loan and the Additional Loan to fund its ongoing operations.  The Company has capitalized financing costs related to the Platinum loans of $150,750 that are being amortized over the life of the loans.  The Company recognized $90,917 in amortization expense related to capitalized financing costs during the year ended March 31, 2014.  At March 31, 2014, the total due Platinum including all accrued fees was $1,412,060 and the Company was compliant with all financial debt convents.  At March 31, 2014 the total due Platinum consisted of $1,160,000 in principal borrowings, $121,310 in interest paid with loan advances and $130,750 in commitment and other loan fees.

The Platinum notes matured on June 20, 2014 and the Company went into default status. In default status, Platinum could foreclose on the loan and has the right to take possession of the collateral including the Company’s fixed assets and intellectual property.  In addition, in default status, Platinum has the right to increase the interest rate on the note by 3% upon 30 day notice to the Company.  To date, Platinum has not taken any action related to this default, including adjusting the interest rate, as the Company continues to pursue additional financing alternatives.

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

•                  The Company issued 16,766,773 shares of common stock under the ADI and ADGC subscription rights.

•                  The Company issued 46,250 shares of common stock in lieu of cash payments to certain vendors.

•                  The Company issued 19,469 shares upon exercise of certain outstanding warrants;

During the fiscal year ended March 31, 2014 the Company had the following issuances of capital stock:

•                  The Company issued 1,000,000 shares of common stock for the indemnification of a legal settlement to two members of our Board of Directors.

•                  The Company issued 527,500 shares of common stock as partial compensation to three firms in connection with capital raising activities.

•                  The Company issued 1,000,000 shares of common stock in lieu of cash payments of $164,000 for previous legal services provided to the Company.

•                  The Company issued 375,000 shares of common stock to Theo Strous, a member of the Company’s Board of Directors for his participation on a Special Litigation Committee of the Board of Directors

•                  The Company issued 100,000 shares of common stock to Laurence Zipkin, an unaffiliated third party for his participation on a Special Litigation Committee of the Board of Directors

The Company had 50,739,312 shares of common stock issued and outstanding as of March 31, 2014 of which 1,000,000 were held in treasury.

As of March 31, 2014, the Company had 5,566,795 warrants outstanding.  425,545 warrants have exercise prices of $.70 per share and expire in 2016 and 2017.  The warrants were issued by the Company as compensation for consulting work, placement agent services, and in exchange for cash discounts on facility rent and are valued at $0.52 per warrant using the Black-Scholes option pricing model.  The Company had 4,891,250 of warrants outstanding with exercises prices of $1.60 that expire in 2015.  These warrants were issued as part of the units issued during the year ended March 31, 2013.  In addition, during the fiscal year ended March 31, 2013, the Company issued 200,000 warrants which remain outstanding with an exercise price of $1.60 that expire in 2018 in exchange for consulting services and are valued at $0.57 per warrant using the Black-Scholes option pricing model.  During the fiscal year ended March 31, 2014, the Company issued 50,000 warrants at an exercise price of $0.37 that remain outstanding and which expire in 2018 in exchange for consulting services and are valued at $0.28 per share using the Black-Scholes option pricing model.

NOTE 6 — SHARE-BASED COMPENSATION

The Company currently has one equity-based compensation plan under which stock-based compensation awards can be granted to directors, officers, employees and consultants providing bona fide services to or for the Company.  The Company’s 2012 Share Incentive Plan was adopted on May 7, 2012 (the “2012 Share Incentive Plan” or “Plan”) and allows the Company to issue up to 5,000,000 shares of its common stock pursuant to awards granted under the 2012 Share Incentive Plan.  The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing.  The only awards that have been issued under the Plan are stock options.  Because the Plan has not been approved by our shareholders, all such stock option awards are non-qualified stock options.  The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of March 31, 2014:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Options Outstanding April 1, 2012	—	$—	—
Granted	11,417,500	0.85	—
Exercised	—	—	—
Expired/Cancelled	(7,325,000)	0.84	—
Options Outstanding March 31, 2013	4,092,500	$0.87	2.29
Granted	706,250	0.36	—
Exercised	—	—	—
Expired/cancelled	(456,250)	0.73	—
Options Outstanding March 31, 2014	4,342,500	$0.77	1.75
Exercisable at March 31, 2014	1,927,708	$0.77	1.63

The intrinsic value of options outstanding and of options exercisable at March 31, 2014 and 2013 was $0 and $299,900, respectively.

A summary of the status of non-vested shares as of March 31, 2014 and changes during the year ended March 31, 2014 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at April 1, 2012	—	$—
Granted	11,417,500	0.59
Vested	(3,626,333)	0.55
Expired/cancelled: non-vested	(5,325,000)	0.59
Non-vested at March 31, 2013	2,466,167	0.65
Granted	706,250	0.22
Vested	(575,625)	0.45
Expired/cancelled: non-vested	(182,000)	0.38
Non-vested at March 31, 2014	2,414,792	$0.49

The following table summarizes information about stock options outstanding by price range as of March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.83 - $1.02	2,343,750	1.88	$0.91	885,333	$0.92
$0.70 - $0.80	1,342,500	1.17	0.72	818,500	0.71
$0.33 - $0.42	656,250	2.49	0.36	223,875	0.41
	4,342,500	1.75	$0.77	1,927,708	$0.77

On March 25, 2013, the Board of Directors authorized the issuance of 500,000 shares of the Company’s common stock to Edward S. Adams, former Chairman of the Board, and 500,000 shares of the Company’s common stock to Michael R. Monahan, a former member of the Board, to indemnify Messrs. Adams and Monahan under applicable law and the Company’s charter documents for shares of Company common stock transferred by them in May 2012 to certain individuals in settlement of a complaint filed by such individuals against Messrs. Adams and Monahan, their respective spouses, the law firm of Adams Monahan LLP, Mr. Joseph Lancia (our former President and Chief Executive Officer), the Company, and, as a nominal defendant, Private Scio.  The Company valued the shares issued to Messrs. Adams and Monahan at the then market value of $0.83 per share and recognized $830,000 as professional and consulting fees related to this authorization for indemnity during the fiscal year ended March 31, 2013.  These shares were issued by the Company during the fiscal year ended March 31, 2014.

On September 25, 2013, the Company granted nine non-executive employees options to purchase a total of 500,000 shares of the Company’s stock.  These options vest based on the Company meeting various operating metric and cash flow targets.  The exercise price of $0.33 per share is equal to the closing price of a share of the Company’s common stock on the date of grant.  Using the Black-Scholes option pricing model, management has estimated the options issued on September 25, 2013 had a value of $0.21 per option on the date of the grant.  The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 0.66%; Expected life in years, 3.0; Expected volatility, 102.3%.  None of these options were vested upon issuance.  Subsequent to issuance, a portion of these options have vested and the Company has recognized $5,312 in compensation costs for these options in the fiscal year ending March 31, 204.

On October 1, 2013, the Company’s Board of Directors approved the issuance of options to purchase 68,750 shares of common stock to each of our former board members Messrs. Adams, Linares, and Strous for their services to date through calendar 2013.  Each grant is in accordance with the Company’s director compensation program that provides for the grant of options to purchase 6,250 shares of common stock to each director for each Board meeting held.  All 206,250 options issued have an exercise price of $0.42 that reflects the Company’s closing stock price on the date of grant.  Using the Black-Scholes option pricing model, management has determined the options issued on October 1, 2013 had a value of $0.26 per option on the date of grant.  The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 0.66%; Expected life in years, 3.0;

Expected volatility, 102.3%.  Total compensation costs of $54,429 have been recognized for these options during the fiscal year ended March 31, 2014.

For the years ended March 31, 2014 and 2013, the Company recognized $193,150 and $1,996,426, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

At March 31, 2014, unrecognized compensation expense related to non-vested awards was $1,120,222.  This cost is expected to be recognized over a weighted average period of 1.85 years.  The total fair value of shares vested during the years ended March 31, 2014 and 2013 was $258,512 and $1,873,609, respectively.

NOTE 7 — OTHER INCOME AND EXPENSE

For the fiscal year ended March 31, 2014, the Company recognized $161,439 in interest expense related to its outstanding note payable.

The Company recognized $12,522 in other income for the forgiveness of interest expense for the period ended March 31, 2013.

NOTE 8 — OPERATING LEASES

During the fiscal year ended March 31, 2014, the Company leased office space at locations in Hudson, Massachusetts and Greenville, South Carolina. Under the terms of the leases, the Company is obligated to pay escalation rentals for certain operating expenses and real estate taxes. The Company’s lease in Hudson, Massachusetts expired in January 2014 and the Greenville, South Carolina lease expires in March 2019.  The Company leases electrical equipment in its production facility in South Carolina with these leases expiring during the 2016 fiscal year. The Company also leases two automobiles with lease expirations in fiscal 2015.

The Company recognizes lease expense on a straight-line basis and recognized $421,038 and $426,023 in lease expense for the fiscal years ending March 31, 2014 and 2013, respectively.  The Company has other liabilities consisting of deferred rent payable of $84,144 and $50,195 at March 31, 2014 and 2013, respectively.  Minimum future rental payments under the leases are summarized as follows:

2015	$383,134
2016	347,851
2017	361,660
2018	224,410
2019	224,410
2020 and thereafter	$224,411

NOTE 9 — RELATED PARTIES

The Company incurred expenses of $19,658 and $106,229 for professional and consulting services provided by Adams Monahan, LLP, a firm in which our former board member, Edward S. Adams and Michael R. Monahan were partners, for the years ended March 31, 2014 and 2013, respectively.  The Company and Adams Monahan LLP terminated their professional relationship on June 30, 2013.

On March 6, 2013, the Board of Directors retained two then directors, Mr. Michael Monahan and Mr. Theo Strous, to provide consulting services for the Company at a total cost of $11,000 and $4,000 respectively, per month.  The Company recognized $15,000 in consulting expense for these services during the fiscal year ended March 31, 2013 and $45,000 during the fiscal year ended March 31, 2014. These consulting service agreements with both Messrs. Monahan and Strous were terminated effective June 30, 2013.

On March 25, 2013, the Board of Directors reviewed the facts of previous litigation that was settled in May 2012 and agreed that the Company should accept liability for the settlement and authorized the following to indemnify Messrs. Adams and Monahan, then members of the Board, under applicable law and the Company’s charter documents for expenses incurred and shares of Company common stock and cash transferred by them in settlement of the litigation:  (i) the issuance of 500,000 shares of the Company’s common stock to each of Messrs. Adams and Monahan, (ii) the payment of $90,000 to Mr. Adams for amounts paid by him to settle the complaint, and (iii) any other amounts and expenses paid in connection with stockholder litigation matters involving certain current and former stockholders of the Company.

During the fiscal year ended March 31, 2013, the Company recognized $946,555 in expense related to the foregoing indemnification.  Of this amount, $830,000 represents non-cash expenses related to the value of the Company common stock to be issued.  On May 21, 2013, the Company issued the 1,000,000 shares previously allocated for indemnification of Messrs. Adams and Monahan and on July 2, 2013, the Company entered into an agreement with Mr. Adams to pay out remaining indemnification related liabilities of $117,305.93 at $7,500 per month through October 2014.

On May 14, 2013, the Board of Directors created a special committee consisting of then board member Mr. Theo Strous to evaluate a report to the Board of Directors by former counsel to the Company and certain actions of a former member of the Board of Directors and former company officers. The report was completed at the end of June 2013. The Board of Directors approved the payment of $25,000 to Mr. Strous as compensation for his service on the special committee.

On January 6, 2014, the Board of Directors created a Special Litigation Committee (“SLC”) to consider the merits of shareholder allegations made in ongoing litigation.  The Board appointed the current board member Mr. Theo Strous and Mr. Laurence Zipkin, an unaffiliated third party, to the SLC.  Each member of the committee received at their election a one-time payment of $50,000 plus 100,000 shares of common stock or shares in lieu of such cash and share amount in the amount of 375,000 shares upon completion of the investigation.  The SLC delivered their report to the Board of Directors on March 25, 2014.  Mr. Strous elected to receive his payment in company stock while Mr. Zipkin elected to receive $50,000 in cash plus 100,000 shares.  During the fiscal year ended March 31, 2014, the Company recognized $93,750 in consulting expense for the shares issued to Mr. Strous and $168,750 in total consulting expenses for the SLC.

As of March 31, 2104, the Company had $215,306 in related party liabilities.

NOTE 10 — INCOME TAXES

There was no current or deferred tax expense (benefit) for the years ended March 31, 2014 and 2013.

The deferred tax asset (liability) at March 31, 2014 and 2013 consists of the following types of temporary differences and their related tax effects:

	At March 31, 2014	At March 31, 2013
Accrued expenses	$235,998	$187,640
Property and equipment	(150,810)	(112,563)
Impairment of fixed assets	142,767
Capitalized startup/acquisition costs	499,288	633,713
Federal and state net operating loss carry-forward	3,857,269	2,122,402
Trade name	—	92,572
Intangible assets	14,537	(55,685)
Nonqualified options and warrants granted for services	—	59,029

Valuation allowance	(4,599,049)	(2,927,108)
Total	$—	$—

The Company recorded a valuation allowance against its net deferred tax asset at March 31, 2014 and March 31, 2013, as the Company believes that it is more likely than not that this asset will not be realized.

	At March 31, 2014		At March 31, 2013
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$(1,683,324)	(34.0)%	$(2,476,000)	(34.0)%
Increase (decrease) resulting from:
State income tax expense	—	0.0%	—	0.0%
Change in valuation allowance	1,671,941	33.8%	1,846,204	25.3%
Incentive stock options	—	0.0%	625,235	8.6%
Other, net	11,383	0.2%	4,561	0.1%

Total	$—	0.0%	$—	0.0%

The Company had federal and state net operating loss carry-forwards (“carry-forward”) of $10,231,000 and $5,646,000 at March 31, 2014 and 2013 respectively.  These carry-forwards start to expire in the year 2031.

NOTE 11 — INVESTMENT IN JOINT VENTURE

On September 16, 2013, the Company entered into a series of agreements with SAAMABA, LLC (“SAAMABA”) and S21 Research Holdings (the “Grace Rich Agreements”) to form a joint venture with operations in the People’s Republic of China (“PRC”) to deploy a minimum of 100 Company designed diamond growing machines.  Through the Grace Rich Agreements, the Company owns 30% of Grace Rich LTD, a corporation duly established pursuant to the laws of the Hong Kong Special Administrative Region of the PRC that is an investment and holding company for the factory and distribution center to be formed pursuant to the laws of the PRC as a wholly foreign owned enterprise.

Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing revenue and 30% ownership in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.

The initial ownership interests in Grace Rich Limited are as follows:  SAAMABA LLC- 60%; Scio Diamond Technology Corporation — 30% and S21 Holdings- 10%.  The capital contributions required to finance Grace Rich LTD are requirements of SAAMABA, and the Company is not required to make any on-going funding contributions to the joint venture and its ownership stake cannot be reduced from 30%.

The Company is licensing a portion of its patented technology to Grace Rich LTD and is not directly contributing any of its intellectual property.  The license agreement calls for the Company to receive $250,000 in licensing fees and $750,000 in development fees between October 2013 and June 2014.  In addition, once operations of Grace Rich LTD have commenced, the Company will receive $250 per machine per month in licensing fees with a minimum monthly payment of $25,000 until the joint venture starts to distribute cash to its partners.

The Company has determined the fair value of the license agreement does not exceed the value of the expected returns from the joint venture and accordingly has established an initial investment value of $0 and has not recorded any gains related to its contribution to the joint venture.  The Company joint venture was in its development stage through March 31, 2014 and did not have any revenues.  Expenses incurred by the joint venture were for planning and startup expenses.  The total loss of the joint venture from inception through March 31, 2014 was $1,043, 945. The Company’s corresponding 30% share of these losses was $313,184.

As of March 31, 2014, the Company has not guaranteed obligations of the joint venture nor has it committed to provide additional funding. Therefore, the Company’s share of the joint venture’s net loss for the year ended March 31, 2014 were not recognized because the initial carrying value of the Company’s ownership interest in the joint venture was zero.

Rollforward of the Company’s ownership interest in the joint venture for the year ended March 31, 2014:

Balance of ownership interest in joint venture at September 16, 2013	$—
Aggregate 2014 equity loss — share of joint venture losses	(313,184)
2014 equity loss — share of joint venture losses not recognized due to basis limitation	313,184
Balance of ownership interest in joint venture at March 31, 2014	$—

Cumulative unrecognized loss on ownership interest in joint venture at March 31, 2014	$(313,184)

Selected financial results for Grace Rich LTD from inception through March 31, 2014 are as follows:

Revenues	$—
Expenses	1,043,945
Net Income (Loss)	$(1,043,945)

Total Assets	$68,297

Total Liabilities	$1,112,242
Total Partners Capital	(1,043,945)
Total Liabilities and Partner Capital	$68,297

The Company recognized $625,000 in revenues from Grace Rich during the fiscal year ended March 31, 2014. The Company incurred $151,359 of joint venture related expenses during the fiscal year ended March 31, 2014 that were reimbursed by the Grace Rich LTD.  These reimbursements were offset against the Company’s related operating expense.

NOTE 12 — LITIGATION

On July 26, 2013, Bernard M. McPheely, Trustee for the Bernard M. McPheely Revocable Trust Dated May 25, 2012, Thomas P. Hartness, Trustee for the Thomas P. Hartness Revocable Trust Dated July 31, 2010, Brian McPheely and Robert Daisley (collectively, “Plaintiffs”), derivatively and on behalf of the Company, filed a complaint in the Court of Common Pleas of the State of South Carolina, County of Greenville against Edward S. Adams (then our Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), Robert Linares (a then current member of the Board), Theodorus Strous (a then current member of the Board) and the law firm of Adams Monahan, LLP (collectively, “Defendants”), and the Company, as a nominal defendant (the “Scio Derivative Complaint”).  Bernard M. McPheely is a former member of the Company’s Board of Directors.

The Scio Derivative Complaint alleged (i) against Defendants, breach of fiduciary duty, corporate waste and unjust enrichment; (ii) against Messrs. Strous and Linares and Adams Monahan LLP, aiding and abetting a breach of fiduciary duty; (iii) against Messrs. Adams and Monahan, civil conspiracy; (iv) against Messrs. Adams, Monahan and Linares, breach of fiduciary duty — controlling shareholder; and (v) against Mr. Strous and Adams Monahan LLP, aiding and abetting a breach of controlling shareholder duty.  The allegations relate to, among other things, certain actions allegedly taken by defendants in connection with: the acquisition by the Company of certain assets of ADI (the “ADI Asset Purchase”); the ADGC Asset Purchase discussed in Note 2 above; the Company’s agreement to provide certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 16 million and 1 million shares, respectively, of common stock of the Company for $0.01 per share (collectively, the “ADI/ADGC Offering”); the provision of legal services by Adams Monahan LLP to the Company; certain equity issuances by the Company following the ADI/ADGC Offering; certain bonuses and other payments paid to members of the Board of Directors; and certain indemnification obligations undertaken by the Company in favor of Messrs. Adams and Monahan.

Plaintiffs were seeking direct and consequential damages sustained by the Company in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the alleged breaches of fiduciary duties; reasonable attorney’s fees and costs for the Company incurred in prosecuting the action; and other relief as deemed by the court to be just and proper.

Defendants removed the Scio Derivative Complaint to the U.S. District Court for the District of South Carolina, Greenville Division (the “Federal Court”) and filed a motion to dismiss the complaint on October 4, 2013.  On December 16, 2013, the Federal Court granted the Defendants’ motion to dismiss, in part based on the plaintiffs’ lack of standing, and the remaining claims were dismissed by the court without prejudice in favor of mandatory arbitration proceedings.  As of March 31, 2014, arbitration proceedings had not commenced.

On October 15, 2013, plaintiff Mark P. Sennott, as Trustee of the Sennott Family Charitable Trust, (“Sennott”) filed a complaint derivatively, on behalf of ADI, in the Federal Court, against Edward S. Adams (our then Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), the law firm of Adams Monahan, LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation, and the Company (collectively, “Sennott Defendants”).  This derivative complaint on ADI’s behalf (the “ADI Derivative Complaint”) alleges claims for breach of fiduciary duty, constructive fraud and unjust enrichment.  The allegations in the ADI Derivative Complaint are duplicative of the Scio Derivative Complaint allegations concerning ADI, which were dismissed by the Federal Court’s December 16, 2013 order in the Scio Derivative Complaint and repeat almost verbatim the allegations from earlier lawsuits filed and dismissed in 2012 against the Defendants, which were previously disclosed in the Company’s Form 10-Q for the nine months ended December 31, 2012 and Form 10-K for fiscal year ended March 31, 2013.  Sennott is seeking direct and consequential damages sustained by Sennott in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the allegedly wrongful acts; reasonable attorney’s fees and costs incurred in prosecuting the action; and other relief as deemed by the court to be just and proper.

Both the Scio Derivative Complaint and the ADI Derivative Complaint were effectively settled on June 23, 2014 as detailed in NOTE 13- SUBSEQUENT EVENTS below.

On May 16, 2014 the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company is fully cooperating with this inquiry.

NOTE 13 — SUBSEQUENT EVENTS

On April 8, 2014, the Board of Directors of the Company adopted and approved effective April 8, 2014, the Amended and Restated Bylaws of Scio Diamond Technology Corporation. The Amended and Restated Bylaws amend and restate the Company’s bylaws in their entirety.

At the request of the Board of Directors, the Company entered into an agreement, effective April 12, 2014, with Mr. Joseph Cunningham to provide consulting services to the Company.  Under this agreement, the Company agreed to provide Mr. Cunningham $4,000 and 20,000 shares of common stock per month in exchange for his professional services to the Company.  Through June 30, 2014, the Company had issued 60,000 shares to Mr. Cunningham.  These shares were valued at an average of $0.44 and the Company will recognize $26,200 in expense for these shares.

On April 15, 2014, Scio Diamond Technology Corporation (the “Company”) entered into a Rights Agreement between the Company and Empire Stock Transfer Inc., as Rights Agent (as amended from time to time, the “Rights Agreement”) that was previously approved by the Board of Directors of the Company.

In connection with the Rights Agreement, a dividend was declared of one common stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of common stock, par value $0.001 per share (the “Common Stock”), of the Company outstanding at the close of business on April 25, 2014 (the “Record Date”).  Each Right entitled the registered holder thereof, after the Rights become exercisable and until April 15, 2017 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one share of Common Stock of the Company at a price of $1.20 per share of Common Stock (the “Purchase Price”).  Until the earlier to occur of (i) the close of business on the tenth business day following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 17% or more of the Common Stock (an “Acquiring Person”) or (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of affiliated or associated persons of 17% or more of the Common Stock (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates, or, with respect to any uncertificated Common Stock registered in book entry form, by notation in book entry, in either case together with a copy of the Summary of Rights attached as Exhibit B to the Rights Agreement.  Under the Rights Agreement, synthetic ownership of Common Stock in the form of derivative securities counts towards the 17% ownership threshold, to the extent actual shares of Common Stock equivalent to the economic exposure created by the derivative security are directly or indirectly beneficially owned by a counterparty to such derivative security.

The Rights Agreement provided that any person who beneficially owned 17% or more of the Common Stock immediately prior to the first public announcement of the adoption of the Rights Agreement, together with any affiliates and associates of that person (each an “Existing Holder”), shall not be deemed to be an “Acquiring Person” for purposes of the Rights Agreement unless an Existing Holder becomes the beneficial owner of one or more additional shares of Common Stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding Common Stock in Common Stock or pursuant to a split or subdivision of the outstanding Common Stock).  However, if upon acquiring beneficial ownership of one or more additional shares of Common Stock, the Existing Holder does not beneficially own 17% or more of the Common Stock then outstanding, the Existing Holder shall not be deemed to be an “Acquiring Person” for purposes of the Rights Agreement.  On June 22, 2014, the Board of Directors accelerated the expiration date of the Rights to June 22, 2014 and the Rights effectively terminated.

On May 27, 2014, the Board of Directors appointed Mr. James Korn and Mr. Gerald McGuire as independent members to the Board.  Each of Messrs. Korn and McGuire were provided 250,000 shares of restricted stock upon their appointment to the Board.

On June 12, 2014, the Board of Directors decided to terminate without cause the employment of Chief Executive Officer, Michael McMahon and Chief Financial Officer, Jonathan Pfohl.  The Board named then Board Member Gerald McGuire as interim Chief Executive Officer and appointed Douglas Walker as interim Chief Financial Officer.  The Board also named Michael Laub as Chief Restructuring Officer.

On June 16, 2014, the Board of Directors appointed Bruce Likly as a member of Board and further appointed Mr. Likly to serve as the Co-Chairman of the Board.  Mr. Likly was provided with a restricted share grant of 4,000,000 shares upon his appointment to the Board.

On June 20, 2014, the Board of Directors granted restricted stock grants to Mr. Michael Laub of 50,000 shares for previously performed services rendered to the Company.  The Company does not anticipate recognizing any expense for this restricted stock grant since it was in exchange for expenses previously accrued by the Company.

In addition, on June 20, 2014, the Company’s $1.5 million loan facilities with Platinum went into default status.  In default status, Platinum could foreclose on the loan and has the right to take possession of the collateral including the Company’s fixed assets and intellectual property.  In addition, in default status, Platinum has the right to increase the interest rate on the note by 3% upon 30 day notice to the Company.  To date, Platinum has not taken any action related to this default, including adjusting the interest rate, as the Company continues to pursue additional financing alternatives.

On June 23, 2014, the Company entered into a settlement agreement (the “Settlement Agreement”) by and among Edward Adams, Michael Monahan, Gerald McGuire, James Korn, Bruce Likly, Theodorus Strous, and Robert C. Linares, their present and past affiliates, such as Apollo Diamond, Inc., Apollo Diamond Gemstone Corporation, Adams Monahan LLP, Focus Capital Group, Inc. and Oak Ridge Financial Services Group, Inc., family members and spouses (the “Adams Group”), and Thomas P. Hartness, Kristoffer Mack, Paul Rapello, Glen R. Bailey, Marsha C. Bailey, Kenneth L. Smith, Bernard M. McPheely, James Carroll, Robert M. Daisley, Ben Wolkowitz, Craig Brown, Ronnie Kobrovsky, Lewis Smoak, Brian McPheely, Mark P. Sennott, the Sennott Family Charitable Trust, and their affiliates (the “Save Scio Group”),  pursuant to which the Company and the Save Scio Group settled the previously pending consent contest for the election of directors. Pursuant to the Settlement Agreement, on June 23, 2014, Messrs. Adams, Strous, Linares and McGuire resigned as directors effective immediately; the Board expanded the size of the Board to 7 directors and appointed Messrs. McPheely, Wolkowitz, Smoak and Leaverton (the “Save Scio Nominees”) to fill all sbut one of the resulting vacancies. In addition, the Company agreed to nominate each of Messrs. Korn and Likly (the “Adams Group Nominees”) and the Save Scio Nominees for election to the Board at the Company’s 2014 annual meeting of stockholders. Pursuant to the Settlement Agreement, the Adams Group and the Save Scio Group must vote their shares of Common Stock for the other’s nominees for the next three years, and will also have replacement rights in the event these nominees are unable to serve as directors.

The Settlement Agreement contains various other terms and provisions, including with respect to the transfer of one million shares of Common Stock to the Save Scio Group by the Adams Group, a portion of which is allocated for reimbursement of the Save Scio Group’s out-of-pocket expenses in connection with the nomination of the Save Scio Nominees and past litigation involving certain members of the Adams Group and the Save Scio Group (the Scio Derivative Complaint and the ADI Derivative Complaint collectively known as the “Litigation”), the Save Scio Group’s withdrawal of the Litigation, termination of the Save Scio Group’s consent solicitation, and accelerated expiration of the Company’s stockholder Rights Agreement adopted on April 15, 2014. Also included in the settlement is the forfeiture of one million shares of common stock by Messrs. Edward Adams and Michael Monahan for cancellation by Scio.

Concurrent with the Settlement Agreement, the equity granted to Messrs. Korn, Likly, and McGuire for their service on the Board of Directors consisting of 250,000, 4,000,000 and 250,000 restricted shares, respectively was returned to the Company.  In addition, all equity granted and contemplated to be granted to Messrs. McGuire, Walker and Laub for their services as executive officers of the Company was effectively returned to the Company.  The Company does not plan to recognize any expense for the restricted shares granted and returned to the Company since none of the grants had vested at the time of their return to the Company.

In addition, the Settlement agreement provides for the release of all liabilities amongst the parties.  The Company estimates that this will result in the reversal of over $340,000 of past accrued liabilities and expenses due to the settling parties for board fees, management committee fees, consulting services, indemnification of board members and legal expenses.

On June 24, 2014, the Board of Directors named Mr. Bernard M. McPheely Chairman and Bruce Likly Vice-Chairman.

On July 11, 2014, the Board of Directors named Gerald McGuire, President, Chief Executive Officer and Director of the of the Company.

On July 15, 2014, the Board of Directors approved the Company pursue a Regulation D offering of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30.  The Company may raise up to $600,000 from this offering and does not anticipate incurring any material expenses related to the offering.  Through August 8, 2014, the Company has issued 750,000 shares under this offering and raised $225,000.

END NOTES TO FINANCIALS

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 due to the material weaknesses and significant deficiencies discussed below.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the criteria set forth in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. During that assessment, management identified the following material weaknesses and significant deficiencies in our internal control over financial reporting, which are common in small companies. These material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer following the end of the fiscal year covered by this report:

•                  Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and functioning of required internal controls and procedures;

•                  Insufficient and untimely communication from the Board of Directors to Management in connection with period end financial disclosure and reporting; and

•                  Due to our small size, we have limited segregation of duties in certain areas of our financial reporting and other accounting processes and procedures.

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

During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  The effectiveness of efforts the Company has made to remediate the identified material weaknesses have been limited by recent turnover of the Chief Executive Officer and Chief Financial Officer positions.  We have taken steps to enhance and improve the design of our internal control over financial reporting including the addition of two independent directors to the Board of Directors on May 27, 2014, and a new Board of Directors consisting of a majority of outside and independent directors was established on June 23, 2014.  On July 11, 2014, Gerald McGuire was named President, CEO and Director of the Company.  This addition of management to the Board of Directors should enhance communication between the Board and management.  In addition, we plan to take additional steps during our fiscal year ending March 31, 2015.

To further remediate such weaknesses, we expect to implement the following changes during our fiscal year ending March 31, 2015:

•                  The Board of Directors plans to establish a functioning audit committee compliant with NASDAQ listing requirements to oversee the financial reporting and control structure of the Company and

•                  The Board of Directors is committed to providing timely communication to management related to issues affecting period end financial reporting.

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

Changes in Internal Controls

Other than described above, there were no significant changes in our internal controls over financial reporting that occurred during our fiscal year ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

NONE

PART II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of July 15, 2014

Name	Age	Position with the Company	Since
Directors
Bernard McPheely	62	Chairman	June 22, 2014
Bruce Likly	50	Vice-Chairman	June 22, 2014
James Korn	56	Director	June 22, 2014
Karl Leaverton	58	Director	June 22, 2014
Gerald McGuire	53	CEO, President & Director	July 11, 2014
Lewis Smoak	70	Director	June 22, 2014
Ben Wolkowitz	68	Director	June 22, 2014

Non-Director Executive Officers
Jonathan Pfohl	47	Acting Chief Financial Officer	June 24, 2014

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

BERN McPHEELY.  Bern McPheely serves as non-executive chairman of the board of the Company. Mr. McPheely recently retired in December 2012 as President of Hartness International after more than 35 years of service.  A leader in total solutions to the packaging industry, Hartness provides equipment globally to more than 100 countries.  From startup and under Bern’s guidance, Hartness was profitable every quarter since 1982. He spearheaded short and long term strategic planning, including four major company-wide transformations to reposition the Hartness value proposition, product portfolio and go-to-market strategy.  Bern negotiated and executed the sale of Hartness to ITW (Illinois Tool Works) and was responsible for shepherding the transition from a family owned business to a public company.  He has also been responsible for successful synergistic acquisitions.  From 2000-2002 Bern was chairman of the PMMI ($6 billion member packaging association) and currently is on the Board of Directors of Dorner Manufacturing Corp. in Hartland Wisconsin.  Bern was honored by Start Magazine as one of the top ten “CEO Visionaries Who Ignite Technology” and has briefed President Clinton and cabinet members on the state of US business.  Bern previously worked with the US Department of Commerce.  A graduate of The Thunderbird Graduate School of International Management, Bern also received his undergraduate degree from Albion College in Albion Michigan.  Mr. McPheely was a member of the Board from August 13, 2012 until Mr. McPheely resigned from the Board on May 13, 2013.  Mr. McPheely’s business experience qualifies him to serve as a director.

BRUCE LIKLY.  Bruce Likly serves as non-executive vice-chairman of the board of the Company.  Mr. Likly brings more than twenty-five (25) years of technology, communications and management experience to Scio. Having begun his career at IBM and worked to help grow Sun Microsystems from $1 Billion in sales to more than $10 Billion, Mr. Likly has spent the last decade as Principal at Kovak-Likly Communications where his team helps companies develop and implement strategic sales, marketing and communications plans. This work previously included assisting Apollo Diamond, the company whose assets Scio Diamond Technology Corporation acquired in 2011. Mr. Likly’s marketing and business experience qualifies him to serve as a director.

JAMES KORN. James Korn is a non-executive director of the Company.  Mr. Korn currently serves as the Chief Executive Officer of Temp-Air, Inc., a leading manufacturer of temporary industrial and commercial HVAC equipment. Prior to Temp-Air, Mr. Korn was the Chief Legal Officer of Deephaven Capital Management, a $4 billion dollar multi-strategy hedge fund in Minneapolis, Minnesota.  As an attorney in private practice at Fredrikson & Byron, a 260-attorney law firm based in Minneapolis,

Mr. Korn developed extensive experience in both mergers and acquisitions and in corporate finance.  Mr. Korn received his B.A. in economics, magna cum laude, from Providence College and his J.D., cum laude, from the University of Minnesota Law School.  Mr. Korn has served as CEO of Temp-Air, Inc. since 2007. Mr. Korn’s business and legal experience qualifies him to serve as a director.

KARL LEAVERTON.  Karl Leaverton is a non-executive director of the Company.  Most recently, Mr. Leaverton was the President/Chief Executive Officer and a director of Seattle Northwest Securities Corporation, a broker dealer specializing in public finance investment banking, sales and trading of fixed income and asset management (acquired by Piper Jaffray in July, 2013).  Karl is currently the Chairman of SNW Asset Management Corporation, a fixed income portfolio manager with about $2.5 billion in assets under management.  He is also the principal of Blakely Management Company LLC, providing business and management consulting for various companies and disciplines. Mr. Leaverton is the former President of the Private Client Group of RBC Wealth Management with management responsibility for more than 2,300 advisors and assets under administration in excess of $200 billion in assets.  Karl has more than 30 years of financial services experience.  He earned a BS in Chemical Environmental Science from the University of Puget Sound and completed the course work for a BA in Economics. He earned a Master of Science degree in Infrastructure Management from Stanford University.  Mr. Leaverton’s business and financial experience qualifies him to serve as a director.

GERALD McGUIRE.  Gerald McGuire is the President, Chief Executive Officer and director of the Company.  Mr. McGuire brings over twenty-five (25) years of semiconductor industry experience to Scio. The semi-conductor industry is expected to be a strong growth area for Scio in the years ahead.  Mr. McGuire was most recently, a Senior Vice President and General Manager of the Low-Voltage and Mid Power Analog Business at Fairchild Semiconductor.  Prior to Fairchild Semiconductor, Mr. McGuire was the VP/GM of the Digital Signal Processing business at Analog Devices.  He spent twenty-three (23) years at Analog Devices in various technical, marketing and business roles.  His specialties include: product marketing and branding, product development and strategy.  Mr. McGuire has spent his career determining what global customers want and how to deliver it.  From 2007 to 2010,  Mr. McGuire served as Vice President of the Digital Signal Processing Division of Analog Devices, a global DSP and embedded processor business From 2010 to 2013, Mr. McGuire was Senior VP of the Low Voltage and Mid Power Analog Business Unit of Fairchild Semiconductor, a global power semiconductor business.

LEWIS SMOAK.  Lewis Smoak is a non-executive director of the Company.  Mr. Smoak is a founding partner of Ogletree, Deakins, Nash, Smoak & Stewart, which he helped establish in 1977. He has served on the law firm’s Board and Compensation and Pension Committees for more than 45 years during which time the firm grew from 16 to more than 700 attorneys and two offices to 46.  He has extensive experience in the development and implementation of positive labor relations programs for clients in all regions of the country, including compliance with employment, labor, safety, and environmental laws.  He is among the one percent of U.S. lawyers listed in The Best Lawyers in America, and has also been selected by his peers for inclusion in the ABA’s College of Labor and Employment Lawyers, and Chambers USA Leading Lawyers in America. Mr. Smoak is the author of three comprehensive nationwide labor relations studies in the construction industry.  He has served on the Greenville (president) and South Carolina State Chambers of Commerce Board of Directors.  He has served since 2002 as a member of South Carolina BIPEC’s Board and its Executive Committee since 2004.  He served as Chairman of the Board of Supermarket Radio Network and negotiated its sale to Pop Radio and Heritage Media. He currently serves as chairman of the board of Zumur, LLC, a start-up internet search engine for consumer products He focuses community efforts on early childhood education issues, including service on United Way’s Success by Six Board, and chairing both Greenville County (2001-2003) and the State of South Carolina’s First Steps for School Readiness Board of Trustees (2003-2014).  For his work in early childhood education, he was recognized and received the 2006 Ellis Island Medal of Honor.  Mr. Smoak’s legal expertise as a practicing attorney qualifies him to serve as a director.

BEN WOLKOWITZ.  Ben Wolkowitz is a non-executive director of the Company.  Mr. Wolkowitz has had an extensive career in finance and economics. Most recently he headed Madison Financial Technology Partners, a consulting firm that advised technology companies on how to position their products for the financial services industry. Previously he was a Managing Director at Morgan Stanley where he had several assignments in the Fixed Income Division over a sixteen-year career including running their financial futures brokerage operation, and a significant portion of the Fixed Income sales force. He also was the head of Fixed Income Research and prior to retiring, he managed a portfolio of Morgan Stanley invested technology companies. Before the New York phase of his career Mr. Wolkowitz was with the Board of Governors of the Federal Reserve System where he was in charge of Financial Studies, a department in the Division of Research and Statistics responsible for analyzing and advising Governors of the Board on financial markets and financial institutions. Mr. Wolkowitz had previously taught at Tulane University in the economics department and he was also a consultant to the Urban Institute in Washington, D.C.  He has written and lectured extensively on both theoretical and applied topics in economics and finance in addition to co-authoring a book, Bank Capital. Mr. Wolkowitz has a BA cum laude from Queens College and a PhD in economics from Brown University.  Currently he is a Town Council Member, Madison N.J. and a member of the Advisory Board of the Great Swamp Watershed Association. Mr. Wolkowitz’s financial experience qualifies him to serve as a director.

JONATHAN PFOHL.  Jonathan Pfohl has been serving as Acting Chief Financial Officer since June 25, 2014 when he returned to the Company at the request of the Board of Directors.  Mr. Pfohl was our Chief Financial Officer from March 4, 2013 to June 12, 2014 when he was terminated without cause by the then Board of Directors.  Mr. Pfohl served as Interim Chief Financial Officer of the Company from January 16, 2013 to March 3, 2014 and before then he served since December 19, 2012 as an independent contractor providing accounting, finance and related services to the Company through his consulting company Rose Creek Associates LLC.  Mr. Pfohl has more than 25 years of financial and management experience.  Before joining the Company, he served as CEO of Wireless Express LLC, one of Sprint’s largest independent distribution partners, from December 2009 to October 2013.  Prior to Wireless Express, Mr. Pfohl was CFO of Main Street Broadband LLC, a privately held wireless broadband service provider, from June 2009 to December 2009; CFO of Movida Cellular LLC, a mobile virtual network provider, from April 2007 to March 2008; and a Vice President with AirGate PCS, Inc., a regional provider of wireless communications services, from 1999 to 2005.  Mr. Pfohl has a BS-Management and an MBA-Finance from the State University of New York at Buffalo.

Family Relationships.  There are no familial relationships amongst our directors and officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The rules of the SEC require our directors, executive officers and holders of more than 10 percent of our common stock to file reports of stock ownership and changes in ownership with the SEC. Based on the Section 16 reports filed by our directors, executive officers and greater than 10 percent beneficial owners, and written representations of our directors and executive officers, we believe there were no late or inaccurate filings for transactions occurring during the fiscal years ended March 31, 2014 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Missed Reports	Number of Missed Transactions
Edward S. Adams	1	5	0	0
Thomas P. Hartness	4	4	0	0
Robert Linares	1	1	0	0
Michael W. McMahon	1	15	0	0
Bernard McPheely	0	0	0	0
Michael Monahan	3	5	0	0
Jonathan Pfohl	0	0	0	0
Theodorus Strous	1	1	0	0

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table shows the compensation awarded to, earned by or paid to each individual who served as our chief executive officer during the fiscal year ended March 31, 2014.  We had no executive officers serving as of March 31, 2014 other than our Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus	Option Awards(1)	All Other Compensation		Total
Michael W. McMahon(2)	2014	$250,000	$—	$—	$—		$250,000
Chief Executive Officer	2013	163,461	—	1,538,300			1,701,761

Jonathan M. Pfohl	2014	$200,000	$—	$—	$36,000	(3)	$236,000
Chief Financial Officer	2013	10,769	—	448,000	49,764	(4)	508,534

(1)         In accordance with FASB ASC Topic 718, we chose the Black-Scholes option pricing model to determine the aggregate grant date fair value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. Assumptions made to calculate the grant date fair value of the options reported are as follows:  (a) for options to purchase 600,000 shares granted to Mr. McMahon May 2012:  expected dividend yield- 0%, risk-free interest rate- 0.79%, expected life in years- 3, and expected volatility of 100%; (b) for options to purchase 300,000 shares granted to Mr. McMahon in August 2012: expected dividend yield- 0%, risk-free interest rate- 0.67%, expected life in years- 3, and expected volatility of 100%; (c) for options to purchase 1,500,000 and 700,000 shares granted to Messrs. McMahon and Pfohl in February 2013 and March 2013, respectively:  expected dividend yield- 0%, risk-free interest rate- 0.38%, expected life in years- 3, and expected volatility of 106%.

(2)         Mr. McMahon was appointed Chief Executive Officer on January 29, 2013.  During fiscal 2013 until such appointment, Mr. McMahon served as our Chief Operating Officer.

(3)         Includes $36,000 paid as allowances for temporary living expenses paid to Mr. Pfohl in accordance with his Employment Contract.

(4)         Includes $42,875, plus $6,889.31 in expenses, paid to Rose Creek Associates, LLC, of which Mr. Pfohl is the president, for consulting services provided to the Company.

Narrative Disclosure to Summary Compensation Table

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

On June 12, 2014, Mr. McMahon was terminated without cause by the then Board of Directors.  As of the date of this filing, the Company has not executed a severance agreement with Mr. McMahon.

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

Under his employment letter Mr. Pfohl is entitled during his term of employment to participate in all employee benefit plans and programs available to similarly situated employees (subject to eligibility) that we have in force from time to time, and is entitled to 20 days paid vacation each calendar year. Mr. Pfohl is also entitled to receive options, granted on March 25, 2013 pursuant to our 2012 Share Incentive Plan, to purchase a total of 700,000 shares of our common stock at $0.83 per share (the closing price of our common stock on the date of grant), vesting as follows:  options to purchase 126,583 shares vested immediately upon commencement of employment; options to purchase 109,375 shares will vest upon the six-month anniversary of his start date; options to purchase 218,750 shares will vest when we achieve cumulative revenues of $5 million (cumulative from January 1, 2013); options to purchase 109,375 shares will vest when we achieve cumulative EBITDA of $1 million (cumulative from January 1, 2013); and options to purchase 135,917 shares will vest when the Company achieves cumulative EBITDA of $2.5 million (cumulative from January 1, 2013); subject to the terms of the Plan.  Mr. Pfohl is subject to a proprietary information and inventions agreement, and is an employee-at-will.

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

On June 12, 2014, Mr. Pfohl was terminated without cause by the then Board of Directors.  Mr. Pfohl returned to the Company on June 25, 2014 as Acting Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers at March 31, 2014.  All awards represent options to purchase shares of our common stock, granted under our 2012 Share Incentive Plan.

Outstanding Equity Awards at 2014 Fiscal Year-End

	Option awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael W. McMahon	390,000	210,000	(1)	$0.70	5/6/2015
	60,000	240,000	(2)	$0.80	8/2/2015
	505,6250	994,375	(3)	$0.93	1/28/2016

Jonathan M. Pfohl	235,958	464,042	(4)	$0.83	3/25/2016

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

(3)         Of the number reported, 468,750 options vest upon the Company attaining $5 million in cumulative revenue from January 1, 2013; 234,375 options vest upon the Company attaining $1 million in cumulative EBITDA from January 1, 2013 forward; and 291,250 options vest upon the Company attaining $2.5 million in cumulative EBITDA from January 1, 2013 forward.

(4)         Of the number reported, 218,750 options vest upon the Company attaining $5 million in cumulative revenue from January 1, 2013; 109,375 options vest upon the Company attaining $1 million in cumulative EBITDA from January 1, 2013 forward; and 135,917 options vest upon the Company attaining $2.5 million in cumulative EBITDA from January 1, 2013 forward.

Director Compensation

The following table shows the compensation paid to individuals who served on our Board of Directors, none of whom are named executive officers, during the fiscal year ended March 31, 2014.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Edward S. Adams	$61,750	$18,143	$—	$79,893
Robert C. Linares	13,750	18,143	—	31,893
Bernard M. McPheely (5)	—	—	—	—
Michael R. Monahan (6)	19,500	—	33,000	52,500
Theodorus Strous	13,750	18,143	130,750	162,643

(1)         Includes board meeting and executive committee fees.

(2)         The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, based on the Black-Scholes model of option valuation. The assumptions used to arrive at the Black-Scholes value are disclosed in Note 6 to our consolidated financial statements for the interim period ended December 31, 2013 included in our Quarterly Report on Form 10-Q filed on February 14, 2014.  These assumptions include: expected dividend yield- 0.00%, risk-free interest rate- 0.66%, expected life in years, 3.0, and expected volatility of 102.3%.

(3)         Options outstanding at March 31, 2013 are as follows: Mr. Adams: 143,750; Dr. Linares: 68,750; Mr. McPheely: 0; Mr. Monahan: 0; Mr. Strous:  137,500.  In addition, Mr. Strous holds 112,500 outstanding warrants.

(4)         Includes compensation for consulting services rendered to the Company in the amount of $33,000 for Mr. Monahan and $12,000 for Mr. Strous.  For Mr. Strous, the amount reported also includes $25,000 to evaluate a report to the board of directors by former counsel to the Company and certain actions of a former member of the board of directors and former Company officers and $93,750 recognized for the issuance of 375,000 shares of common stock for his participation on a Special Litigation Committee of the board of directors.

(5)         Mr. McPheely resigned from the Board of Directors on May 14, 2013.  He attended no board meetings during the year ended March 31, 2014.

(6)         Mr. Monahan resigned from the Board of Directors on June 30, 2013.

Our directors receive $1,250, plus related expenses, per board meeting. In addition, each of Messrs. Adams and Monahan received $4,000 per month for serving on our executive committee during their tenure on the board.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation Committee Interlocks and Insider Participation

As disclosed above, the Board of Directors as a whole determines executive compensation.  During the fiscal year ended March 31, 2014, the following individuals served on our Board of Directors:  Edward S. Adams, Robert C. Linares, Bernard M. McPheely, Michael R. Monahan and Theodorus Strous.  Messrs. McPheely and Monahan resigned from the Board on May 14, 2013, and June 30, 29014, respectively.  No other director who served on our Board during the fiscal year ended March 31, 2014 is a former or current officer of the Company, or has other interlocking relationships, as defined by the SEC.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2014, the beneficial ownership of the outstanding common stock by: (i) the persons or groups known to us to be the beneficial owners of more than five (5%) percent of the shares of our outstanding common stock; (ii) each of our named executive officers and current directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)		Percentage of Beneficial Ownership
Directors and Named Executive Officers

Edward S. Adams
411 University Ridge, Suite D, Greenville, SC 29601	5,533,750	(4)	10.9%

Michael R. Monahan
411 University Ridge, Suite D, Greenville, SC 29601	5,025,575	(5)	9.9%

Michael W. McMahon
411 University Ridge, Suite D, Greenville, SC 29601	990,170		2.0%

Jonathan M. Pfohl
411 University Ridge, Suite D, Greenville, SC 29601	235,958		0.5%

Theodorus Strous
411 University Ridge, Suite D, Greenville, SC 29601	624,000	(6)	1.2%

Robert C. Linares
411 University Ridge, Suite D, Greenville, SC 29601	1,018,750	(7)	2.0%

All directors and named executive officers as a group (6 persons)	13,428,203		26.5%

Other 5% Stockholders
Thomas P. Hartness Revocable Trust dated July 30, 2010
1200 Garlington Road, Greenville, SC 29615	5,000,000	(8)	10.2%

(1)         Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan and shares held by the named person’s spouse.

(2)         For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which that person has the right to acquire within 60 days following March 31, 2014.  For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following March 31, 2014, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)         Includes shares that may be acquired within 60 days of the date hereof by exercising stock options. In calculating the number of shares beneficially owned by an individual and the percentage ownership of that individual, shares underlying options held by that individual that are either currently exercisable or exercisable within 60 days from March 31, 2014 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.  Numbers reported includes the following shares subject to options exercisable currently or within 60 days of March 31, 2014: Mr. Adams: 143,750; Mr. McMahon: 985,625; Mr. Pfohl: 235,958; Mr. Strous: 137,500; and Dr. Linares: 68,750.

(4)         Includes 2,000,000 shares owned by Mr. Adams’ wife, for which Mr. Adams disclaims beneficial ownership. Includes 1,290,000 shares owned by the Edward S. Adams Revocable Trust, for which Mr. Adams disclaims beneficial ownership.

(5)         Mr. Monahan resigned from the Board on June 30, 2013.  The information reported is contained on Form 4 filed 1/3/2014 for the period ending December 31, 2014 and includes 1,000,000 shares owned by Mr. Monahan’s wife, for which Mr. Monahan disclaims beneficial ownership.

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

(8)         Based on information contained in a Schedule 13D filed with the SEC on March 24, 2014 by Thomas P. Hartness, the trustee and settler of the Thomas P. Hartness Revocable Trust u/a DTD July 30, 2010 (the “Trust”).  The number reported includes 2,500,000 Warrants issued to the Trust in connection with its purchase from the Company of units consisting of one share of common stock and one warrant for the purchase of a share of common stock. All shares reported are held by Thomas P. Hartness as trustee of the Trust, and in that capacity Mr. Hartness has sold voting and dispositive power with respect to such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the sole equity compensation plan under which shares of the Company’s common stock may be issued as of March 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
2012 Share Incentive Plan	4,342,500	$0.77	657,500	(1)

Total	4,342,500	$0.77	657,500

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company incurred expenses of $19,658 and $106,229 for professional and consulting services provided by Adams Monahan, LLP, a firm in which our board member, Edward S. Adams and former board member Michael R. Monahan, are partners, for the years ended March 31, 2014 and 2013, respectively.  The Company and Adams Monahan LLP terminated their professional relationship on June 30, 2013.

On March 6, 2013, the Board of Directors retained two directors, Mr. Michael Monahan, who at the time was a member of the Company’s Board and Mr. Theo Strous, a current director, to provide consulting services for the Company at a total cost of $11,000 and $4,000 respectively, per month.  The Company recognized $15,000 in consulting expense for these services during the fiscal year ended March 31, 2013 and $45,000 during the fiscal year ended March 31, 2014. These consulting service agreements with both Messrs. Monahan and Strous were terminated effective June 30, 2013.

On March 25, 2013, the Board of Directors reviewed the facts of previous litigation that was settled in May 2012 and agreed that the Company should accept liability for the settlement and authorized the following to indemnify Messrs. Adams and Monahan, as members of the Board, under applicable law and the Company’s charter documents for expenses incurred and shares of Company common stock and cash transferred by them in settlement of the litigation:  (i) the issuance of 500,000 shares of the Company’s common stock to each of Messrs. Adams and Monahan, (ii) the payment of $90,000 to Mr. Adams for amounts paid by him to settle the complaint, and (iii) any other amounts and expenses paid in connection with stockholder litigation matters involving certain current and former stockholders of the Company.

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

On January 6, 2014, the Board of Directors created a Special Litigation Committee (“SLC”) to consider the merits of shareholder allegations made in ongoing litigation.  The Board appointed current board member Mr. Theo Strous and Mr. Laurence Zipkin, an unaffiliated third party, to the SLC.  Each member of the SLC is to receive at their election a one-time payment of $50,000 plus 100,000 shares of common stock or shares in lieu of such cash and share amount in the amount of 375,000 shares upon completion of the investigation.  The SLC delivered their report to the Board of Directors on March 25, 2014.  Mr. Strous elected to receive his payment in company stock while Mr. Zipkin elected to receive $50,000 in cash plus 100,000 shares.  During the fiscal year ended March 31, 2014, the Company recognized $93,750 in consulting expense for the shares issued to Mr. Strous and $168,750 in total consulting expenses for the SLC.

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

Our Board has no standing audit, compensation or nominating committees, and accordingly the full Board fulfills the functions that would otherwise be filled by such committees. Neither Messrs. Adams nor Linares meet the independence criteria applicable to members of such committees as set forth in the corporate governance listing standards of The NASDAQ Stock Market, nor did Messrs. McPheely or Monahan during their service on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On March 22, 2012, the Board of Directors engaged Cherry Bekaert LLP to serve as the Company’s independent auditor for the fiscal year ended March 31, 2012, after dismissing Gruber & Company, LLC, who had been engaged by the Company on October 27, 2011.

The following table shows the expenses that we incurred for services performed in fiscal years ended March 31, 2014 and 2013:

	Fiscal Year Ended March 31,
	2014	2013
Audit Fees	$80,000	$78,600
Audit-Related Fees	—	—
Tax Fees	7,500	—
All Other Fees	—	5,400
Total	$87,500	$84,000

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2014 and 2013 fiscal years for the audit of the Company’s annual financial statements and quarterly reports on Form 10-Q.

Tax Fees

This category includes aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2014 and 2013 fiscal years for preparation of tax returns and related advisory services.

All Other Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2014 and 2013 fiscal years for employee compensation related advisory services and preparation of tax returns and related advisory services.

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

(3)                                 Exhibits

The following exhibits are filed with this Report on Form 10-K as required by Item 601 of Regulation S-K:

3.1                               Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form S-1/A filed with the SEC on May 13, 2010).

3.2                               Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Form 8-K filed with the SEC on August 11, 2011).

3.3                               Amended and Restated bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC Commission on June 26, 2014).

4.1                               Loan Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on September 20, 2013).

4.2                               Security Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on September 20, 2013).

4.3                               Promissory Note dated as of June 21, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on September 20, 2013).

4.4                               First Amendment to Loan Agreement dated October 11, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on October 18, 2013).

4.5                               Promissory Note dated October 11, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on October 18, 2013).

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

10.5                        Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.5A               Change in Control Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to the Exhibit 10.4 to Form 8-K filed with the SEC on August 8, 2012). (1)

10.5B               Agreement of Separation, Waiver, and Release of Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.6                        Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6A               Change in Control Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6B               Agreement of Separation, Waiver, and Mutual Release of Charles G. Nichols (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.7                        Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.7A               Employment Letter with Michael McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 4, 2012). (1)

10.7B               Change in Control Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.8                        Subscription Agreement dated May 4, 2012 (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.9                        Form of Warrant by and between Scio Diamond Technology Corporation and certain Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 10, 2012).

10.10                 Scio Diamond Technology Corp. 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 4, 2012). (1)

10.10A        Form of Qualified Stock Option Grant Agreement by and between Scio Diamond Technology Corporation and certain Executive Officers (incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.10B        Form of Stock Option Grant Agreement (Non-Qualified Stock Option) for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed with the SEC on February 14, 2013). (1)

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

10.14                 Code of Ethics and Business Conduct (incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the SEC on August 8, 2012).

10.15                 Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous (incorporated by reference to Exhibit 10.15 to the Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 27, 2013). (1)

10.16                 Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Filip De Weerdt (incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 27, 2013).

10.17                 Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous (incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 27, 2013). (1)

10.18                 Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Michael R. Monahan (incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 27, 2013). (1)

10.19                 Joint Venture Agreement, by and between Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings, dated September 16, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 14, 2013).

10.20                 Shareholders Agreement, by and between Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings, dated September 16, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 14, 2013).

10.21                 License Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on November 14, 2013).

10.22                 Development Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed with the SEC on November 14, 2013).

10.23                 Consulting Services Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the SEC on November 14, 2013).

10.24                 Rights Agreement, dated as of April 15, 2014, between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. which includes the Form of Rights Certificate as Exhibit A and Summary of Rights to purchase Common Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on April 16, 2014).

10.25                 Amendment No. 1, dated June 22, 2014 to Rights Agreement, dated as of April 15, 2014, by and between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2014).

10.26                 Settlement Agreement, dated as of June 23, 2014, by and among the Company, the Adams Group and the Save Scio Group (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on June 26, 2014).

24                                  Power of Attorney (contained herein as part of the signature pages).*

31.1                        Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2                        Rule 13a-14(a) Certification of the Chief Financial Officer.*

32                                  Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101                           The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2014 and 2013; (ii) Statements of Operations for the years ended March 31, 2014 and 2013; (iii) Statements of Shareholders’ Equity for the years ended March 31, 2014 and 2013; (iv) Statements of Cash Flow for the years ended March 31, 2014 and 2013; and (v) Notes to the Financial Statements*

*                                         Filed herewith.

(1)                                 Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2014	SCIO DIAMOND TECHNOLOGY CORPORATION
/s/ Gerald McGuire
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald McGuire, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 15, 2014	/s/ GERALD McGUIRE
Gerald McGUIRE
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2014	/s/ JONATHAN M. PFOHL
Jonathan M. Pfohl
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 15, 2014	/s/ BERNARD M. McPHEELY
Bernard M. McPheely
Chairman and Director

Date: August 15, 2014	/s/ BRUCE LIKLY
Bruce Likly
Vice-Chairman and Director

Date: August 15, 2014	/s/ KARL LEAVERTON
Karl Leaverton
Director

Date: August 15, 2014	/s/ JAMES KORN
James Korn
Director

Date: August 15, 2014	/s/ LEWIS SMOAK
Lewis Smoak
Director

Date: August 15, 2014	/s/ BEN WOLKOWITZ
Ben Wolkowitz
Director

EXHIBIT INDEX

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

31.1                        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                        Rule 13a-14(a) Certification of the Chief Financial Officer.

32                                  Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.

101                           The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2014 and 2013; (ii) Statements of Operations for the years ended March 31, 2014 and 2013; (iii) Statements of Shareholders’ Equity for the year ended March 31, 2014; (iv) Statements of Cash Flow for the years ended March 31, 2014 and 2013; and (v) Notes to the Financial Statements