Form 10-Q
period 2014-06-30
Scio Diamond Technology Corp
filed 2014-08-19
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock, $0.001 par value, outstanding as of August 8, 2014 was 50,619,312

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.  Such risk and uncertainties include, without limitation, those described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2014 filed on August 15, 2014.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation

CONDENSED BALANCE SHEETS

As of June 30, 2014 and March 31, 2014

	June 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,046	$47,987
Accounts receivable, net	38,796	42,085
Other receivables	—	89,192
Inventory, net	185,908	152,817
Prepaid expenses	27,611	79,078
Prepaid rent	23,050	23,050

Total current assets	277,411	434,209

Property, plant and equipment
Facility	899,499	899,499
Manufacturing equipment	3,184,809	3,171,656
Other equipment	71,059	71,059
Total property, plant and equipment	4,155,367	4,142,214
Less accumulated depreciation	(1,184,252)	(1,029,212)
Net property, plant and equipment	2,971,115	3,113,002

Intangible assets, net	9,047,139	9,240,640
Prepaid rent, noncurrent	36,525	42,288
Other assets	20,000	20,000

TOTAL ASSETS	$12,352,190	$12,850,139

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$1,473,345	$1,412,060
Accounts payable	1,037,107	671,782
Customer deposits	149,775	179,610
Accrued expenses	639,942	573,126

Total current liabilities	3,300,169	2,836,578

Other liabilities	92,631	84,144

TOTAL LIABILITIES	3,392,800	2,920,722

Common stock $0.001 par value, 75,000,000 shares authorized; 49,849,312 and 50,739,312 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	49,849	50,739
Additional paid-in capital	24,516,030	24,476,940
Accumulated deficit	(15,605,489)	(14,597,262)
Treasury stock, 1,000,000 shares at June 30, 2014 and March 31, 2014	(1,000)	(1,000)

Total shareholders’ equity	8,959,390	9,929,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,352,190	$12,850,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Revenue
Product revenue, net	$79,338	$258,980
Licensing revenue	375,000	—

Revenue, net	454,338	258,980

Cost of goods sold
Cost of goods sold	374,423	694,110

Gross margin (deficit)	79,915	(435,130)

General, administrative, and pre-operating expenses
Professional and consulting fees	260,235	514,362
Salaries and benefits	396,868	236,837
Rent, equipment lease and facilities expense	34,147	37,357
Marketing costs	10,688	13,249
Depreciation and amortization	200,124	199,874
Corporate general and administrative	124,153	101,805

Total general and administrative expenses	1,026,215	1,103,484

Loss from operations	(946,300)	(1,538,614)

Other expense
Interest expense	(61,927)	(4,582)

Net loss	$(1,008,227)	$(1,543,196)

Loss per share
Basic:
Weighted average number of shares outstanding	50,697,993	48,316,097
Loss per share	$(0.02)	$(0.03)
Fully diluted:
Weighted average number of shares outstanding	50,697,993	48,316,097
Loss per share	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(1,008,227)	$(1,543,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410,322	372,226
Expense for warrants, stock and inventory issued in exchange for services	26,200	211,746
Employee stock based compensation	—	90,554
Inventory writedown	68,722	—
Changes in assets and liabilities:
Decrease in accounts receivable	3,289	69,042
Decrease in other receivables	89,192	—
Decrease/(increase) in prepaid expenses and rent	(4,551)	392
Decrease/(increase) in inventory and other assets	(101,813)	185,263
Increase in accounts payable	365,325	165,535
Increase/(decrease) in customer deposits	(29,835)	112,272
Increase/(decrease) in accrued expenses	78,816	(156,815)
Increase in other liabilities	8,487	8,487

Net cash used in operating activities	(94,073)	(484,494)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,152)	(15,407)

Net cash used in investing activities	(13,152)	(15,407)

Cash flows from financing activities:
Proceeds from note payable	61,284	935,000
Finance charges paid on note payable	—	(45,000)
Proceeds from sale of common stock - net of fees	—	129

Net cash provided by financing activities	61,284	890,129

Change in cash and cash equivalents	(45,941)	390,228
Cash and cash equivalents, beginning of period	47,987	223,257

Cash and cash equivalents, end of period	$2,046	$613,485

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2014 and 2013 (Unaudited)
(Continued)

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013

Supplemental cash flow disclosures:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Payment of accrued expenses with stock	$12,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period April 1, 2014 through June 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2014	50,739,312	$50,739	$24,476,940	(1,000,000)	$(1,000)	$(14,597,262)	$9,929,417

Common stock issued in exchange for consulting services	60,000	60	26,140	—	—	—	26,200
Common stock issued in exchange for past consulting services	50,000	50	11,950	—	—	—	12,000
Common stock returned to Company and cancelled	(1,000,000)	(1,000)	1,000	—	—	—	—
Net loss for the quarter ended June 30, 2014	—	—	—	—	—	(1,008,227)	(1,008,227)
Balance, June 30, 2014	49,849,312	$49,849	$24,516,030	(1,000,000)	$(1,000)	$(15,605,489)	$8,959,390

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2014 and March 31, 2014 and the results of operations and cash flows for the three month interim periods ended June 30, 2014 and 2013.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year.  The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2014.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	June 30,
	2014	2013
Common stock options and warrants	8,090,878	9,338,045

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers.  The Company has determined that an allowance was not necessary at June 30, 2014 or March 31, 2014.

Other Receivables

As of March 31, 2014, the Company considered a pending insurance settlement over the actions of a Company supplier of $89,192 as an other receivable.  This settlement was paid during the three months ended June 30, 2014.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method.  The components of inventories are as follows:

	June 30, 2014	March 31, 2014
Raw materials and supplies	$28,702	$35,543
Work in process	44,708	25,611
Finished goods	112,498	91,663
	$185,908	$152,817

During the three months ended June 30, 2014, we continued to experience selling prices lower then cost. As a result during the three months ended June 30, 2014, we recorded a lower of cost or market write down of $68,723 for inventory produced during the three months ended June 30, 2014 that was still on hand at June 30, 2014.  The estimation of the total write-down involves management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete, disposal costs and a normal profit margin.

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

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment.  Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the three months ended June 30, 2014 or 2013.

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

The carrying value of cash and cash equivalents, accounts receivable, other assets and trade accounts payable approximates fair value due to the short-term nature of these instruments.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASC 2013-11, “Income Taxes — Presentation of an Unrecognized Tax benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”  (“ASU 2013-11”) which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes.  The new guidance requires and entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized.  ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013.  The Company adopted this new standard for the fiscal year ended March 31, 2015 and the adoption has not had a significant impact on its financial statements.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operation.

There are currently no other accounting standards that have been issued but not yet adopted by the Company that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 2 — INTANGIBLE ASSETS

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.

Intangible assets consist of the following:

		June 30,	March 31,
	Life	2014	2014
Patents, gross	6.75 – 19.46	$8,135,063	$8,135,063
In-process research and development	Indefinite	2,250,435	2,250,435
		10,385,498	10,385,498
Accumulated amortization		1,338,359	1,144,858
Net intangible assets		$9,047,139	$9,240,640

Total amortization expense for the quarter ending June 30, 2014 and 2013 was $193,710 and $193,753, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Nine months ending March 31, 2015	$581,301
March 31, 2016	775,011
March 31, 2017	775,011
March 31, 2018	775,011
March 31, 2019	775,011
Thereafter	$3,115,359

NOTE 3 — NOTES PAYABLE

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

On October 11, 2013, the Company entered into a First Amendment to Loan Agreement (the “First Amendment”), with Platinum, which amends the Original Loan Agreement (as amended by the First Amendment, the “Amended Loan Agreement”) to provide for an additional $500,000 of borrowing capacity (the “Additional Loan” and, together with the original Loan, the “Loan”) under the existing $1 million secured revolving line of credit established under the Original Loan Agreement.  The Company may draw on the line to fund working capital.  On October 11, 2013, $280,750 was drawn on the Additional Loan, $30,750 of which was retained by Platinum to cover applicable fees.

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

The Company has utilized funds drawn on the Original Loan and the Additional Loan to fund its ongoing operations.  The Company has capitalized financing costs related to the Platinum loans of $150,750 that are being amortized over the life of the loans.  At June 30, 2014, the total due Platinum including all accrued fees was $1,473,345.

The Platinum loans matured on June 20, 2014 and the Company went into default status on the loans.  In default status, Platinum could foreclose on the loan and has the right to take possession of the collateral including the Company’s fixed assets and intellectual property.   In addition, in default status, Platinum has the right to increase the interest rate on the note by 3% upon 30 day notice to the Company.  To date, Platinum has not taken any action related to this default, including adjusting the interest rate, as the Company continues to pursue additional financing alternatives.

NOTE 4 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

At the request of the Board of Directors, the Company’s entered into an agreement, effective April 12, 2014, with Mr. Joseph Cunningham to provide consulting services to the Company.  Under this agreement, the Company agreed to provide Mr. Cunningham $4,000 and 20,000 shares of common stock per month in exchange for his professional services to the Company.  Through June 30, 2014, the Company had issued 60,000 shares to Mr. Cunningham.  These shares were valued at an average of $0.44 per share based on the closing price of the shares on the date of grant and the Company recognized $26,200 in professional and consulting fee expense for these shares, during the three months ended June 30, 2014.

On April 15, 2014, the Company entered into a Rights Agreement between the Company and Empire Stock Transfer Inc., as Rights Agent (as amended from time to time, the “Rights Agreement”) that was previously approved by the Board of Directors of the Company.

In connection with the Rights Agreement, a dividend was declared of one common stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of common stock, par value $0.001 per share (the “Common Stock”), of the Company outstanding at the close of business on April 25, 2014 (the “Record Date”).  Each Right will entitle the registered holder thereof, after the Rights become exercisable and until April 15, 2017 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one share of Common Stock of the Company at a price of $1.20 per share of Common Stock (the “Purchase Price”).  Until the earlier to occur of (i) the close of business on the tenth business day following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 17% or more of the Common Stock (an “Acquiring Person”) or (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of affiliated or associated persons of 17% or more of the Common Stock (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates, or, with respect to any uncertificated Common Stock registered in book entry form, by notation in book entry, in either case together with a copy of the Summary of Rights attached as Exhibit B to the Rights Agreement.  Under the Rights Agreement, synthetic ownership of Common Stock in the form of derivative securities counts towards the 17% ownership threshold, to the extent actual shares of Common Stock equivalent to the economic exposure created by the derivative security are directly or indirectly beneficially owned by a counterparty to such derivative security.

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

On June 22, 2014, the Board of Directors amended the Rights Agreement to accelerate the expiration date and effectively terminated all rights granted under the agreement.  Since none of the rights were exercised prior to expiration, there was no financial impact of the rights offering.

On June 20, 2014, the Board of Directors granted restricted stock grants to Mr. Michael Laub of 50,000 shares for previously performed services rendered to the Company.  The Company does not anticipate recognizing any expense for this restricted stock grants since it was in exchange for expenses previously accrued by the Company.

On June 23, 2014, the Company entered into a settlement agreement (see Item 1, Note 8 — LITIGATION below for more details) whereby amongst other things, Messrs. Edward Adams and Michael Monahan forfeited 1,000,000 shares of stock to the Company.  These shares were subsequently cancelled as of this date.

The Company had 49,849,312 shares of common stock issued and outstanding as of June 30, 2014 of which 1,000,000 were held in treasury.

The Company had 5,566,795 warrants outstanding with a weighted average exercise price of $1.53 per share as of June 30, 2014.  No warrants were issued in the three months ended June 30, 2014.

NOTE 5 — SHARE-BASED COMPENSATION

The Company currently has one equity-based compensation plan under which stock-based compensation awards can be granted to directors, officers, employees and consultants providing bona fide services to or for the Company.   The Company’s 2012 Share Incentive Plan was adopted on May 7, 2012 (the “2012 Share Incentive Plan” or “Plan”) and allows the Company to issue up to 5,000,000 shares of its common stock pursuant to awards granted under the 2012 Share Incentive Plan.  The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing.  The only awards that have been issued under the Plan are stock options.   Because the Plan has not been approved by our shareholders, all such stock option awards are non-qualified stock options.  The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of June 30, 2014:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Options Outstanding March 31, 2014	4,342,500	$0.77	1.75
Granted	—	—	—
Exercised	—	—	—
Expired/cancelled	(1,818,417)	0.87	—
Options Outstanding June 30, 2014	2,524,083	$0.69	1.49
Exercisable at June 30, 2014	2,049,708	$0.77	1.35

A summary of the status of non-vested shares as of June 30, 2014 and changes during the three month ended June 30, 2014 is presented below.

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2014	2,414,792	0.49
Granted	—
Vested	(122,000)	0.43
Expired/cancelled: non-vested	(1,818,417)	0.56
Non-vested at June 30, 2015	474,375	$0.23

The following table summarizes information about stock options outstanding by price range as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.83 - $1.02	885,333	1.61	$0.92	885,333	$0.92
$0.70 - $0.80	982,500	1.17	0.71	940,500	0.71
$0.33 - $0.42	656,250	2.24	0.36	223,875	0.41
	2,524,083	1.49	$0.69	2,049,708	$0.77

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

The intrinsic value of options outstanding at June 30, 2014 and March 31, 2014 was $0 and $0, respectively.

The Company estimates the fair value of options granted on the grant date utilizing the Black-Scholes Option Pricing model.  For the three months ended June 30, 2014 and 2013, the Company recognized $0 and $90,554, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

At June 30, 2014, unrecognized compensation cost related to non-vested awards was $108,979.  This cost is expected to be recognized over a weighted average period of 2.11 years.  The total fair value of options vested during the three months ended June 30, 2014 and 2013 was $52,580 and $0, respectively.

NOTE 6 — RELATED PARTIES

On May 27, 2014, the Board of Directors appointed Mr. James Korn and Mr. Gerald McGuire as independent members to the Board.  Each of Messrs. Korn and McGuire were provided 250,000 shares of restricted stock upon their appointment to the Board.

On June 12, 2014, the Board of Directors decided to terminate without cause the employment of Chief Executive Officer, Michael McMahon and Chief Financial Officer, Jonathan Pfohl.  The Board named then Board Member Gerald McGuire as interim Chief Executive Officer and appointed Mr. Douglas Walker as interim Chief Financial Officer.  The Board also named Mr. Michael Laub as Chief Restructuring Officer.

On June 16, 2014, the Board of Directors appointed Bruce Likly as a member of Board and further appointed Mr. Likly to serve as the Co-Chairman of the Board.  Mr. Likly was provided with a restricted share grant of 4,000,000 shares upon his appointment to the Board.

On June 20, 2014, the Board of Directors granted restricted stock grants to Mr. Michael Laub of 50,000 shares in exchange for $12,000 of liabilities owed to Mr. Laub for professional services provided to the Company.  These shares were valued at $0.24 per share based on the liabilities owed to Mr. Laub.  The Company does not anticipate recognizing any expense for this restricted stock grants since it was in exchange for expenses previously accrued by the Company.

On June 22, 2014, the equity granted to Messrs. Korn, Likly, and McGuire for their service on the Board of Directors consisting of 250,000, 4,000,000 and 250,000 restricted shares, respectively was returned to the Company.  In addition, all equity granted and contemplated to be granted to Messrs. McGuire, Walker and Laub for their services as executive officers of the Company was effectively returned to the Company.  The Company did not recognize any expense for the restricted shares granted and returned to the Company since none of the grants had vested at the time of their return to the Company.

On June 25, 2014, Jonathan Pfohl returned to the Company as Acting Chief Financial Officer.

NOTE 7 — INVESTMENT IN JOINT VENTURE

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

The Company is licensing a portion of its patented technology to Grace Rich LTD and is not directly contributing any of its intellectual property.  The license agreement calls for the Company to receive $250,000 in licensing fees and $750,000 in development fees between October 2013 and June 2014.  As of June 30, 2014, the Company has received these payments.  In addition, once operations of Grace Rich LTD have commenced, the Company will receive $250 per machine per month in licensing fees with a minimum payment of $25,000 until the venture starts to distribute cash to its partners.

The Company determined the fair value of the license agreement does not exceed the value of the expected returns from the joint venture and accordingly has established an initial investment value of $0 and has not recorded any gains related to its contribution to the joint venture.  The Company joint venture was in its development stage through June 30, 2014 and did not have any revenues.  Expenses incurred by the joint venture were for planning and startup expenses.  The total loss of the joint venture from during the three months ended June 30, 2014 was $680,141. The Company’s corresponding 30% share of these losses was $204,042.

As of June 30, 2014, the Company has not guaranteed obligations of the joint venture nor has it committed to pride additional funding. Therefore, the Company’s share of the joint venture’s net loss through June 30, 2014 was not recognized because the initial carrying value of the Company’s ownership interest in the joint venture was zero.

Rollforward of the Company’s ownership interest in the joint venture for the three months ended June 30, 2014:

Balance of ownership interest in joint venture at March 31, 2014	$(313,184)
Aggregate 2015 equity loss — share of joint venture losses	(204,042)
2015 equity loss — share of joint venture losses not recognized due to basis limitation	204,042
Balance of ownership interest in joint venture at June 30, 2014	$—

Cumulative unrecognized loss on ownership interest in joint venture at June 30, 2014	$(517,226)

Selected financial results for Grace Rich LTD for three months ended June 30, 2014 are as follows:

Revenues	$—
Expenses	680,141
Net Income (Loss)	$(680,141)

Total Assets	$69,597

Total Liabilities	$1,792,382
Total Partners Capital	(1,722,786)
Total Liabilities and Partner Capital	$69,597

The Company recognized $375,000 in revenues from Grace Rich during the three months ended June 30, 2014. The Company incurred $72,555 of joint venture related expenses during the three months ended June 30, 2014 that are reimbursable by Grace Rich LTD.  These anticipated reimbursements were offset against the Company’s related operating expense.

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

The Scio Derivative Complaint alleged (i) against Defendants, breach of fiduciary duty, corporate waste and unjust enrichment; (ii) against Messrs. Strous and Linares and Adams Monahan LLP, aiding and abetting a breach of fiduciary duty; (iii) against Messrs. Adams and Monahan, civil conspiracy; (iv) against Messrs. Adams, Monahan and Linares, breach of fiduciary duty — controlling shareholder; and (v) against Mr. Strous and Adams Monahan LLP, aiding and abetting a breach of controlling shareholder duty.  The allegations relate to, among other things, certain actions allegedly taken by defendants in connection with: the acquisition by the Company of certain assets of ADI (the “ADI Asset Purchase”); the ADGC Asset Purchase; the Company’s agreement to provide certain current and former stockholders of ADI and ADGC the opportunity to acquire up to approximately 16 million and 1 million shares, respectively, of common stock of the Company for $0.01 per share (collectively, the “ADI/ADGC Offering”); the provision of legal services by Adams Monahan LLP to the Company; certain equity issuances by the Company following the ADI/ADGC Offering; certain bonuses and other payments paid to members of the Board of Directors; and certain indemnification obligations undertaken by the Company in favor of Messrs. Adams and Monahan.

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

Defendants removed the Scio Derivative Complaint to the U.S. District Court for the District of South Carolina, Greenville Division (the “Federal Court”) and filed a motion to dismiss the complaint on October 4, 2013.  On December 16, 2013, the Federal Court granted the Defendants’ motion to dismiss, in part based on the plaintiffs’ lack of standing, and the remaining claims were dismissed by the court without prejudice in favor of mandatory arbitration proceedings

On October 15, 2013, plaintiff Mark P. Sennott, as Trustee of the Sennott Family Charitable Trust, (“Sennott”) filed a complaint derivatively, on behalf of ADI, in the Federal Court, against Edward S. Adams (our then Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), the law firm of Adams Monahan, LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation, and the Company (collectively, “Sennott Defendants”).  This derivative complaint on ADI’s behalf (the “ADI Derivative Complaint”) alleges claims for breach of fiduciary duty, constructive fraud and unjust enrichment.  The allegations in the ADI Derivative Complaint are duplicative of the Scio Derivative Complaint allegations concerning ADI, which were dismissed by the Federal Court’s December 16, 2013 order in the Scio Derivative Complaint and repeat almost verbatim the allegations from earlier lawsuits filed and dismissed in 2012 against the Defendants, which were previously disclosed in the Company’s Form 10-Q for the nine months ended December 31, 2012 and Form 10-K for fiscal year ended March 31, 2013.  Sennott is seeking direct and consequential damages sustained by Sennott in an amount to be established through proof at trial, plus pre-judgment and post-judgment interest; appropriate equitable relief to remedy the allegedly wrongful acts; reasonable attorney’s fees and costs incurred in prosecuting the action; and other relief as deemed by the court to be just and proper.

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

The Settlement Agreement contains various other terms and provisions, including with respect to the transfer of one million shares of Common Stock from the Adams Group to the Save Scio Group, a portion of which is allocated for reimbursement of the Save Scio Group’s out-of-pocket expenses in connection with the nomination of the Save Scio Nominees and past litigation involving certain members of the Adams Group and the Save Scio Group (the Scio Derivative Complaint and the ADI Derivative Complaint collectively known as the “Litigation”), the Save Scio Group’s withdrawal of the Litigation, termination of the Save Scio Group’s consent solicitation, and accelerated expiration of the Company’s stockholder Rights Agreement adopted on April 15, 2014. Also included in the settlement is the forfeiture of one million shares of common stock by Edward S. Adams and Michael Monahan for cancellation by Scio.

Concurrent with the Settlement Agreement, the equity granted to Messrs. Korn, Likly, and McGuire for their service on the Board of Directors consisting of 250,000, 4,000,000 and 250,000 restricted shares, respectively

was returned to the Company.   In addition, all equity granted and contemplated to be granted to Messrs. McGuire, Walker and Laub for their services as executive officers of the Company was effectively returned to the Company.  The Company did not recognize any expense for the restricted shares granted and returned to the Company since none of the grants had vested at the time of their return to the Company.

In addition, the Settlement agreement provides for the release of all liabilities amongst the parties.  This release resulted in the reversal of $343,556 of consulting and professional fees due to the settling parties for board fees, management committee fees, consulting services, indemnification of board members and legal expenses that were previously recorded as professional and consulting fees.  $232,806 of these consulting and professional fees were accrued as of March 31, 2014.

On May 16, 2014 the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company is fully cooperating with this inquiry.

NOTE 9 — SUBSEQUENT EVENTS

On July 11, 2014, the Board of Directors named Mr. Gerald McGuire, President, Chief Executive Officer and Director of the of the Company.  As of the date of this filing, the Company has not entered into an employment contract with Mr. McGuire.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has had significant turnover in management and may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the market for lab-grown diamond may not develop as anticipated, (8) competition may adversely affect our business,  (9) the Company may expend a substantial amount of time and resources in connection with the Securities and Exchange Commission’s (“SEC”) recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business, and (10) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the SEC, including, without limitations described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2014.

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

As of June 30, 2014, nearly all of the Company’s production capacity is being sold for use in precision cutting devices and gemstone materials.  As of June 30, 2014 we had generated $2,754,427 in net revenue since inception.  To date, over 60% of our product has been sold overseas and 100% of these sales have been to external customers.  In the future, we expect continued development of an international market for our diamond materials.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2014 Compared to the Three Month Period Ended June 30, 2013

During the three months ended June 30, 2014, we recorded net revenue of $454,338, compared to $258,980 in net revenue during the three months ended June 20, 2913.  The increase in revenue is primarily due to the Company receiving $375,000 in development fees from the joint venture during the three months ended June 30, 2014 that were not in the prior period.  Product revenues for the three months ended June 30, 1014 were $79,338 versus $258,980 in the prior period due to reduced sales and lower product prices during the three months ended June 30, 2014.  We expect product revenues to increase as the fiscal year continues.

Cost of goods sold was $374,423 for the three months ended June 30, 2014 versus $694,110 for the three months ended June 30, 2013.  This decrease was due to reduced product sales and lower direct and indirect labor expenses included in cost of goods sold during the three months ended June 30, 2014 versus the three months ended June 30, 2013.  Although cost of good sold has decreased, we still have not attained operating maturity that allows us to predictably tie the quarterly changes in cost of good sold to revenue.  We incurred a net amount of $260,235 in professional and consulting fees during the three months ended June 30, 2014.  This figure includes reductions of $343,556 related to the reversal of expenses from the Settlement Agreement and a reduction of $82,650 for payments made for past legal fees by our insurance carrier. Without these adjustments, professional and consulting fees were $686,441 compared to $514,362 for the three months ended June 30, 2013.  This increase in fees is the result of increased legal expenses.  With the Settlement Agreement, the Company anticipates that future legal expenses will be reduced. Salary and benefit expenses including direct and indirect labor costs recorded in cost of goods sold were $493,773 during the three months ended June 30, 2014 and $411,891 during the three months ended June 30, 2013.  This increase of $81,882 is the result of the Company accruing $275,000 as expected executive severance expenses which more than offsets reductions from lower headcount during the three months June 30, 2014 versus the three months ended June 30, 2013.

Depreciation expense of $155,040 and $172,352 was recorded in cost of goods sold during the three months ended June 30, 2014 and 2012, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses.  Our net loss for three month period ended June 30, 2014 was $1,008,227, compared to a net loss of $1,543,196 during the three months ended June 30, 2013.  Our net loss per share for the three month period ended June 30, 2014 was $(0.02) per share, compared to a net loss per share of $(0.03) for the three months ended June 30, 2013.  The weighted average number of shares outstanding was 50,697,993 and 48,316,097, respectively, for the three month periods ended June 30, 2014 and 2013.

FINANCIAL CONDITION

At June 30, 2014, we had total assets of $12,352,190, compared to total assets of $12,850,139 at March 31, 2014.  We had cash of $2,046 at June 30, 2014 compared to cash of $47,987 at March 31, 2014.

Total liabilities at June 30, 2014 were $3,392,800, compared to total liabilities of $2,920,722 at March 31, 2014.  Total liabilities at June 30, 2014 were comprised primarily of accounts payable, accrued expenses, customer deposits and notes payables.  The increase in total liabilities is primarily due to our increased accounts payable.  Accounts payable increased $365,325 largely due to accrued professional fees for legal services.

The Company had negative working capital (defined as current assets less current liabilities) of $(3,022,728) at June 30, 2014 versus $(2,402,369) at March 31, 2014.  This decrease in working capital resulted from the Company’s increase in current liabilities including accounts payable, accrued expenses and notes payable and the decrease in current assets including cash and prepaid expenses during the three months ended June 30, 2014.

Total shareholders’ equity was $8,959,390 at June 30, 2014, compared to $9,929,390 at March 31, 2014.  Shareholders’ equity decreased $970,027 during the period due to our operating net loss offset by additional paid in capital from common stock issued for services.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30,2014, net cash flows used in operating activities were $(94,073) compared to $(484,494) for three months ended June 30, 2013.  The net cash flow used in operating activities for the three months ended March 31, 2014 consists primarily of a net loss of $(1,008,227) offset by depreciation and amortization of $410,322, a decrease in other receivables of $89,192, increases in accounts payable of $365,325 and accrued expenses of $78,816, net increases in other current assets of $(103,075), and a net decrease in other current liabilities of $(21,337).

Investing Activities

For the three month periods ended June 30, 2014 and 2013, net cash flows used in investing activities were $13,152, and $15,407, respectively.  These amounts consist of the purchase of property, plant and equipment and comparable for both periods since continue operations has not required substantial additional capital investment.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities.  For the three month periods ended June 30, 2014 and June 30, 2013, we generated $61,284 and $890,129, respectively, from financing activities.  The $61,284 generated during the three months ended June 30, 2014 represent advances on the Platinum note for interest payable on the facility.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.  Effective June 21, 2013, we entered into a $1,000,000 secured credit facility to provide near-term liquidity for working capital requirements.   This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Item 1, Note 3 - NOTES PAYABLE.  The Platinum loans matured on June 20, 2014 and the Company went into default status on the loans. To date, Platinum has not taken any action related to this default, including adjusting the interest rate, as the Company continues to pursue additional financing alternatives.

Existing cash of $2,046 as of June 30, 2014, is not adequate to meet our current obligations or fund our operations over the next fiscal year ending March 31, 2015.  As of June 30, 2014, we had no additional lines of credit or other bank financing arrangements other than as described above.  Generally, we have financed operations through June 30, 2014 through the proceeds of sales of our common stock and borrowings under our existing credit facilities.  Thereafter, we expect to raise additional capital and generate revenues to meet operating requirements.

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

MATERIAL COMMITMENTS AND ARRANGEMENTS

On June 21, 2013, the Company entered into a loan agreement with Platinum Capital Partners, LP (“Platinum”) providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  The Company has utilized these funds to fund our ongoing operations.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month.  The loan agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The loan agreement contains a number of restrictions on our business, including restrictions on our ability to merge, sell assets, create or incur liens on assets, make distributions to our shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, we granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.  This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Item 1, Note 3 — NOTES PAYABLE.  As of June 30, 2014, the total due under these facilities, including accrued fees, was $1,473,345.  The credit facility matured on June 20, 2014 and since this date we have been in default on the agreement with Platinum.   We are having discussions with Platinum on extending the term of the debt agreements and currently, Platinum has indicated they will not take any action related to this default as we pursue additional funding for our operations.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended March 31, 2014.

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

Intangible Assets

Intangible assets, such as acquired in-process research and development “IPRD” costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management’s estimate of useful life of any patents when placed in service is a critical judgment. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of June 30, 2014.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2013, we carried an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

In connection with the evaluation described above and prior evaluations, the current management team identified material weaknesses in our internal control over financial reporting as of June 30, 2014, in the following areas:

•                                          Lack of a functioning audit committee of the Board of Directors, resulting in ineffective oversight in the establishment and functioning of required internal controls and procedures;

•                                          Insufficient communication from the Board of Directors to Management in connection with period end financial disclosure and reporting; and due to our small size, limited segregation of duties in certain areas of our financial reporting and other accounting processes and procedures.

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

To further remediate such weaknesses, we expect to implement the following changes during our fiscal year ending March 31, 2015:

•                  The Board of Directors plans to establish a functioning audit committee compliant with NASDAQ listing requirements to oversee the financial reporting and control structure of the Company;

•                  The Board of Directors is committed to providing timely communication to management related to issues affecting period end financial reporting; and

•                  Evaluate the cost-effectiveness of segregating duties in our financial reporting and other accounting processes and procedures.

Changes in Internal Controls

Other than described above in connection with our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On May 16, 2014 the Company received a Subpoena from the SEC requesting information from the Company.  This investigation has been described by the SEC to the Company as a fact-finding inquiry.  The Company has responded timely to all requests made by the SEC.

On June 23, 2014, the existing litigation that Company was involved with and previously disclosed was settled.  See NOTE 8 — LITIGATION for more information.

ITEM 1A.                                       RISK FACTORS

Not applicable (the Company is a smaller reporting company).

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise indicated, the issuances were made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as we reasonably believed that the recipients were sophisticated, that no general solicitations were involved and these transactions did not otherwise involve a public offering.

At the request of the Board of Directors, the Company entered into an agreement, effective April 12, 2014, with Mr. Joseph Cunningham to provide consulting services to the Company.  Under this agreement, the Company agreed to provide Mr. Cunningham $4,000 and 20,000 shares of common stock per month in exchange for his professional services to the Company.  Through June 30, 2014, the Company had issued 60,000 shares to Mr. Cunningham.  These shares were valued at an average of $0.44 and the Company recognized $26,200 in expense for these shares during the three months ended June 30, 2014.

On June 20, 2014, the Board of Directors granted restricted 50,000 shares of stock to Mr. Michael Laub in exchange for $12,000 of liabilities owed to Mr. Laub for professional services previously provided to the Company.  These shares were valued at $0.24 per share, based on the value of the liabilities owed to Mr. Laub.

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30.  The Company may raise up to $600,000 from this offering and does not anticipate incurring any expenses related to the offering.  Through August 8, 2014, the Company has issued 750,000 shares under this offering and raised $225,000. The issuance and sale of the shares has not been registered under the Securities Act, and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The shares have been issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act, based on the following facts: each of the Investors has represented that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act, that it is acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities to the Investors; and the shares will be issued as restricted securities.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

On June 20, 2014, the Company’s loan facilities with Platinum Capital Partners matured and the Company fell into default status.  At June 30, 2014, the total due Platinum including all principal, capitalized interest and accrued fees was $1,473,345.  See Item 1, Note 3 — NOTES PAYABLE for more information.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed as part of this Report:

3.1	Amended and Restated bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on June 26, 2014).

10.1

Rights Agreement, dated as of April 15, 2014, between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. which includes the Form of Rights Certificate as Exhibit A and Summary of Rights to purchase Common Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on April 16, 2014).

10.2

Amendment No. 1, dated June 22, 2014 to Rights Agreement, dated as of April 15, 2014, by and between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2014).

10.3

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

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: August 19, 2014	/s/ Gerald McGuire
By: Gerald McGuire
Its: Chief Executive Officer

Dated: August 19, 2014	/s/ Jonathan Pfohl
By: Jonathan Pfohl
Its: Acting Chief Financial Officer