Form 10-Q
period 2014-09-30
Scio Diamond Technology Corp
filed 2014-11-14
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock, $0.001 par value, outstanding as of November 10, 2014 was 52,991,811

SCIO DIAMOND TECHNOLOGY CORPORATION

Special Note Regarding Forward-Looking Statements

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that reflect the views of the management of the Company with respect to certain future events. Forward-looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are based on assumptions that management believes to be reasonable but which may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation

CONDENSED BALANCE SHEETS

As of September 30, 2014 and March 31, 2014

	September 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,960	$47,987
Accounts receivable, net	—	42,085
Other receivables	—	89,192
Inventory, net	197,091	152,817
Prepaid expenses	35,512	79,078
Prepaid rent	23,050	23,050

Total current assets	260,613	434,209

Property, plant and equipment
Facility	899,499	899,499
Manufacturing equipment	3,184,809	3,171,656
Other equipment	71,059	71,059
Total property, plant and equipment	4,155,367	4,142,214
Less accumulated depreciation	(1,339,098)	(1,029,212)
Net property, plant and equipment	2,816,269	3,113,002

Intangible assets, net	8,853,429	9,240,640
Prepaid rent, noncurrent	30,763	42,288
Other assets	20,000	20,000

TOTAL ASSETS	$11,981,074	$12,850,139

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$1,541,132	$1,412,060
Accounts payable	773,832	671,782
Customer deposits	41,726	179,610
Accrued expenses	578,869	573,126

Total current liabilities	2,935,559	2,836,578

Other liabilities	101,118	84,144

TOTAL LIABILITIES	3,036,677	2,920,722

Common stock $0.001 par value, 75,000,000 shares authorized; 52,287,645 and 50,739,312 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	52,288	50,739
Additional paid-in capital	25,247,091	24,476,940
Accumulated deficit	(16,353,982)	(14,597,262)
Treasury stock, 1,000,000 shares at September 30, 2014 and March 31, 2014	(1,000)	(1,000)

Total stockholders’ equity	8,944,397	9,929,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,981,074	$12,850,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months ended September 30, 2014 and 2013

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue
Product revenue, net	$103,976	$236,235	$183,314	$495,215
Licensing revenue	—	—	375,000	—

Revenue, net	103,976	236,235	558,314	495,215

Cost of goods sold
Cost of goods sold	407,345	533,677	781,768	1,227,787

Gross deficit	(303,369)	(297,442)	(223,454)	(732,572)

General and administrative expenses
Professional and consulting fees	(93,239)	478,537	166,996	992,899
Salaries and benefits	163,832	188,601	560,700	425,438
Rent, equipment lease and facilities expense	37,884	37,892	72,031	75,248
Marketing costs	8,179	13,167	18,867	26,416
Depreciation and amortization	200,124	200,018	400,248	399,892
Corporate general and administrative	58,106	83,554	182,259	185,360

Loss from operations	(678,255)	(1,299,211)	(1,624,555)	(2,837,825)

Other expense
Interest expense	(70,238)	(42,364)	(132,165)	(46,946)

Net loss	$(748,493)	$(1,341,575)	$(1,756,720)	$(2,884,771)

Loss per share
Basic:
Weighted average number of shares outstanding	50,706,794	49,319,257	50,702,418	48,820,118
Loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.06)
Fully diluted:
Weighted average number of shares outstanding	50,706,794	43,319,257	50,702,418	48,820,188
Loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Six Months Ended September 30, 2014 and 2013

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(1,756,720)	$(2,884,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760,829	745,170
Expense for stock and inventory issued in exchange for services	34,200	365,018
Employee stock based compensation	155,000	133,409
Inventory write down	68,722	—
Changes in assets and liabilities:
Decrease in accounts receivable	42,085	67,951
Decrease in other receivables	89,192	—
Decrease/(increase) in prepaid expenses and rent	(8,642)	30,482
Decrease/(increase) in inventory and other assets	(112,996)	96,304
Increase in accounts payable	102,050	370,643
Increase/(decrease) in customer deposits	(137,884)	44,807
Increase/(decrease) in accrued expenses	17,743	(70,015)
Increase in other liabilities	16,974	16,974

Net cash used in operating activities	(729,447)	(1,084,028)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,152)	(22,536)

Net cash used in investing activities	(13,152)	(22,536)

Cash flows from financing activities:
Proceeds from note payable	129,072	974,105
Finance charges paid on note payable	—	(84,105)
Proceeds from sale of common stock - net of fees	570,500	129

Net cash provided by financing activities	699,572	890,129

Change in cash and cash equivalents	(43,027)	(216,435)
Cash and cash equivalents, beginning of period	47,987	223,257

Cash and cash equivalents, end of period	$4,960	$6,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Six Months Ended September 30, 2014 and 2013 (Unaudited)
(Continued)

	Six Months Ended	Six Months Ended
	September 30, 2014	September 30, 2013

Supplemental cash flow disclosures:
Cash paid for:
Interest	$—	$18,874
Income taxes	$—	$—

Non-cash investing and financing activities:
Payment of accrued expenses with stock	$12,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended September 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2014	50,739,312	$50,739	$24,476,940	(1,000,000)	$(1,000)	$(14,597,262)	$9,929,417

Common stock issued in exchange for consulting services	80,000	80	34,120	—	—	—	34,200
Common stock issued in exchange for past consulting services	50,000	50	11,950		—	—	12,000
Common stock issued for cash @ $0.30 per share	1,901,666	1,902	568,598	—	—	—	570,500
Common stock returned to Company and cancelled	(1,000,000)	(1,000)	1,000	—	—	—	—
Employee stock based compensation	516,667	517	154,483	—	—	—	155,000
Net loss for the six months ended September 30, 2014	—	—	—	—	—	(1,756,720)	(1,756,720)
Balance, September 30, 2014	52,287,645	$52,288	$25,247,091	(1,000,000)	$(1,000)	$(16,353,982)	$8,944,397

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2014 and March 31, 2014 and the results of operations and cash flows for the three and six month interim periods ended September 30, 2014 and 2013. Interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year. The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2014.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	September 30,
	2014	2013
Common stock options and warrants	6,459,295	9,338,045

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company has determined that an allowance was not necessary at September 30, 2014 or March 31, 2014.

Other Receivables

As of March 31, 2014, the Company considered a pending insurance settlement over the actions of a Company supplier of $89,192 as an other receivable. This settlement was paid during the six months ended September 30, 2014.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method. The components of inventories are as follows:

	September 30, 2014	March 31, 2014
Raw materials and supplies	$24,557	$35,543
Work in process	19,071	25,611
Finished goods	153,463	91,663
	$197,091	$152,817

During the six months ended September 30, 2014, we continued to experience selling prices lower than cost. As a result during the six months ended September 30, 2014, we recorded a lower of cost or market write down of $68,722 for inventory produced during the six months ended September 30, 2014. The estimation of the total write-down involves management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete, disposal costs and a normal profit margin.

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

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the three and six months ended September 30, 2014 or 2013.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASC 2013-11, “Income Taxes – Presentation of an Unrecognized Tax benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The Company adopted this new standard for the fiscal year ended March 31, 2015 and the adoption has not had a significant impact on its financial statements.

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

Intangible assets consist of the following:

		September 30,	March 31,
	Life	2014	2014
Patents, gross	6.75 – 19.46	$8,135,063	$8,135,063
In-process research and development	Indefinite	2,250,435	2,250,435
		10,385,498	10,385,498
Accumulated amortization		(1,532,069)	(1,144,858)
Net intangible assets		$8,853,429	$9,240,640

Total amortization expense for the three and six months ending September 30, 2014 was $193,710 and $387,211, respectively. The amortization expense for the three and six months ended September 30, 2013 was $193,753 and $387,506, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Six months ending March 31, 2015	$387,420
March 31, 2015	774,840
March 31, 2016	774,840
March 31, 2017	774,840
March 31, 2018	774,840
Thereafter	$3,116,214

NOTE 3 — NOTES PAYABLE

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

On October 11, 2013, the Company entered into a First Amendment to Loan Agreement (the “First Amendment”), which amended the Original Loan Agreement (as amended by the First Amendment, the “Amended Loan Agreement”) to provide for an additional $500,000 of borrowing capacity (the “Additional Loan” and, together with the original Loan, the “Loan”) under the existing $1 million secured revolving line of credit established under the Original Loan Agreement. On October 11, 2013, $280,750 was drawn on the Additional Loan, $30,750 of which was retained by Platinum to cover applicable fees. Borrowings accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month. An interest reserve of $133,500 has been set aside from the proceeds of the New Note to make required payments of interest, provided that interest billed to the Company will first be deducted from a $90,000 reserve established under the Original Note for payments of interest on the Original Note, until that reserve has been exhausted. The Amended Loan Agreement also provides for payment of an accommodation fee of $25,000 and a closing fee of $3,250, the amounts of which were retained by Platinum out of amounts drawn on the Additional Loan on October 11, 2013. The Company’s obligations under the Amended Loan Agreement are not guaranteed by any other party. The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the Amended Loan Agreement. The Loan is secured by a security agreement, under which the Company grants Platinum first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the Loan. The New Note provided for monthly interest payments commencing November 2013 and for repayment of all amounts drawn, together with accrued interest, on June 20, 2014.

The Company has utilized funds drawn on the Original Loan and the Additional Loan to fund its ongoing operations. The Company capitalized financing costs related to the Platinum loans of $150,750 that were amortized over the life of the loans.

The Platinum loans matured on June 20, 2014 and the Company went into default status on the loans. Platinum did not take any action related to this default. At September 30, 2014, the total due Platinum including all accrued interest and fees was $1,563,618.

The Company and Platinum agreed to a Second Amendment to the Loan Agreement on October 16, 2014 as discussed in Note 8- SUBSEQUENT EVENTS.

NOTE 4 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

At the request of the Board of Directors, the Company entered into an agreement, effective April 12, 2014, with Mr. Joseph Cunningham to provide consulting services to the Company. Under this agreement, the Company agreed to provide Mr. Cunningham $4,000 and 20,000 shares of common stock per month in exchange for his professional services to the Company. This contract expired in August 2014. During the six months ended September 30, 2014, the Company issued 80,000 shares to Mr. Cunningham. These shares were valued at an average of $0.43 per share based on the closing price of the shares on the date of grant and the Company recognized $34,200 in professional and consulting fee expense for these shares during the six months ended September 30, 2014.

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30. On September 25, 2014, the Board agreed to increase the size of the offering up to 6,666,667 shares to raise up to $2,000,000. During the three months ended September 30, 2014, the Company issued 1,901,666 shares of common stock, at a price of $0.30 per share, for total cash proceeds of $570,500.

The Company had 52,287,645 shares of common stock issued and outstanding as of September 30, 2014 of which 1,000,000 were held in treasury.

The Company had 5,566,795 warrants outstanding with a weighted average exercise price of $1.53 per share as of September 30, 2014. No warrants were issued in the six months ended September 30, 2014.

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

On September 25, 2014, the Company entered into a severance agreement with our former Chief Executive Officer, Mr. Michael McMahon, whereby the Company granted him 416,667 shares of fully vested restricted common stock valued at $0.30 per share for a total value of $125,000. In addition, the Company agreed to provide Mr. McMahon 100,000 shares of restricted stock as compensation for the vested options that expired due to his termination. The Company valued these shares at $0.30 per share and recognized $30,000 in stock based compensation expense during the three months ended September 30, 2014.

The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of September 30, 2014:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Options Outstanding March 31, 2014	4,342,500	$0.77	1.75
Granted	—	—	—
Exercised	—	—	—
Expired/cancelled	(3,450,000)	0.83	—
Options Outstanding September 30, 2014	892,500	$0.51	1.31
Exercisable at September 30, 2014	418,125	$0.69	0.68

A summary of the status of non-vested shares as of September 30, 2014 and changes during the six months ended September 30, 2014 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2014	2,414,792	$0.49
Granted	—	—
Vested	(122,000)	0.43
Expired/cancelled: non-vested	(1,818,417)	0.56
Non-vested at September 30, 2014	474,375	$0.23

The following table summarizes information about stock options outstanding by price range as of September 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.80	7,500	0.77	$0.80	5,500	$0.80
$0.70	435,000	0.62	0.70	395,000	0.70
$0.33	450,000	1.99	0.33	17,625	0.33
	892,500	1.31	$0.51	418,125	$0.69

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

The intrinsic value of options outstanding at September 30, 2014 and March 31, 2014 was $0 and $0, respectively.

The non-vested options outstanding vest based on the Company meeting various operating metrics and cash flow targets. The Company estimates the fair value of options granted on the grant date utilizing the Black-Scholes Option model. For the six months ended September 30, 2014 and 2013, the Company recognized $0 and $133,409, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

At September 30, 2014, unrecognized compensation cost related to non-vested awards was $108,979. This cost is expected to be recognized over a weighted average period of 1.87 years. The total fair value of shares vested during the six months ended September 30, 2014 and 2013 was $52,580 and $133,409, respectively.

NOTE 6 — RELATED PARTIES

During the three months ended September 30, 2014, Bern McPheely, Chairman of the Board and a director of the Company, purchased 133,333 shares of the Company’s common stock for $40,000 and Lewis Smoak, a director of the Company, purchased 333,333 shares of the Company’s common stock for $100,000.

NOTE 7 — LITIGATION

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

The ADI Derivative Complaint was effectively settled on June 23, 2014 when the Company entered into a settlement agreement (the “Settlement Agreement”) by and among Edward S. Adams, Michael R. Monahan, Gerald McGuire, James Korn, Bruce Likly, Theodorus Strous, and Robert C. Linares, their present and past affiliates, such as Apollo Diamond, Inc., Apollo Diamond Gemstone Corporation, Adams Monahan LLP, Focus Capital Group, Inc. and Oak Ridge Financial Services Group, Inc., family members and spouses (the “Adams Group”), and Thomas P. Hartness, Kristoffer Mack, Paul Rapello, Glen R. Bailey, Marsha C. Bailey, Kenneth L. Smith, Bernard M. McPheely, James Carroll, Robert M. Daisley, Ben Wolkowitz, Craig Brown, Ronnie Kobrovsky, Lewis Smoak, Brian McPheely, Mark P. Sennott, the Sennott Family Charitable Trust, and their affiliates (the “Save Scio Group”), pursuant to which the Company and the Save Scio Group settled the previously pending consent contest for the election of directors. Pursuant to the Settlement Agreement, on June 23, 2014, Messrs. Adams, Strous, Linares and McGuire resigned as directors effective immediately; the Board expanded the size of the Board to 7 directors and appointed Messrs. McPheely, Wolkowitz, Smoak and Leaverton (the “Save Scio Nominees”) to fill all but one of the resulting vacancies. In addition, the Company agreed to nominate each of Messrs. Korn and Likly (the “Adams Group Nominees”) and the Save Scio Nominees for election to the Board at the Company’s 2014 annual meeting of stockholders. Pursuant to the Settlement Agreement, the Adams Group and the Save Scio Group must vote their shares of Common Stock for the other’s nominees for the next three years, and will also have replacement rights in the event these nominees are unable to serve as directors.

As of November 10, 2014, the parties to the ADI Derivative Complaint are waiting for the Federal Court to issue an order approving the dismissal of the litigation.

On May 16, 2014 the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company is fully cooperating with this inquiry.

The Company recognizes legal fees for litigation as they are incurred as professional and consulting fees. The Company then submits the expenses to our insurance carrier for reimbursement under our insurance policy. During the three months ended September 30, 2014, our insurance carrier paid $312,824 in payments for prior period legal fees, including $84,306 from the prior fiscal year, resulting in a net amount of $(93,239) in professional and consulting fees reported for the period. For the six months ended September 30, 2014, our insurance carrier paid $168,015 for past legal fees from the prior fiscal year.

NOTE 8 — SUBSEQUENT EVENTS

On October 2, 2014, the Company entered into a Memorandum of Understanding (the “MOU”) with Renaissance Diamonds, Inc., (“Renaissance”). The MOU represents the good faith intentions of the Company and Renaissance to collaborate through a joint venture to develop procedures and recipes and market and sell lab-grown fancy-colored diamonds. The Company and Renaissance are working towards a definitive agreement and the Company is currently evaluating the financial impact of the MOU on its operations.

On October 16, 2014, the Company entered into a Second Amendment to Loan Agreement (“Amendment No. 2”) with Platinum Capital Partners, LP, to its existing loan agreement dated as of June 21, 2013 with the Lender, as modified by the First Amendment to Loan Agreement dated as of October 11, 2013. Under the terms of Amendment No. 2, Platinum, among other things, consolidated the Company’s credit facilities into one $1,500,000 note and deferred $63,619 of interest that was due and payable on September 30, 2014 under the Loan Agreement until December 19, 2014. The Company also executed two new promissory notes concurrently with Amendment No. 2: (i) a Revolving Promissory Note dated as of October 16, 2014 in the principal amount of $1,500,000 in favor of Platinum (the “New Revolving Promissory Note”), which replaced the Company’s Promissory Note dated as of June 21, 2013, in the principal amount of $1,000,000 in favor of Platinum, and the Company’s Promissory Note dated as of October 9, 2013, in the principal amount of $500,000 in favor of Platinum; and (ii) a Deferred Interest Promissory Note dated as of September 30, 2014, in the principal amount of $63,619 in favor of Platinum (the “Deferred Interest Promissory Note”). The New Revolving Promissory Note has a maturity date of June 30, 2015 and interest on the outstanding principal accrues at a rate of 18% per annum, compounded annually. The Deferred Interest Promissory Note has a maturity date of December 19, 2014 and interest on the outstanding principal accrues at a rate of 18% per annum, compounded annually.

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30. On September 25, 2014, the Board agreed to increase the size of the offering up to 6,666,667 shares of common stock to raise up to $2,000,000. The Company does not anticipate incurring any material expenses related to the offering. Through November 10, 2014, the Company has issued 2,605,832 shares under this offering and raised $781,750. These funds have been used to meet current operating requirements and the Company needs to continue to raise additional capital to fund continuing operations.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, but are not limited to: (1) the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has had significant turnover in management and may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the market for lab-grown diamond may not develop as anticipated, (8) competition may adversely affect our business, (9) the Company may expend a substantial amount of time and resources in connection with the SEC’s recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business, and (10) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the SEC, including, without limitations described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2014.

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

On August 5, 2011, Edward S. Adams and Michael R. Monahan acquired control of the Company through the purchase of 2,000,000 shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time, in accordance with a common stock purchase agreement among Messrs.  Kropp, Adams and Monahan. Concurrent with the execution of the stock purchase agreement, Mr. Kropp resigned from all positions with Krossbow, including, but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Messrs. Monahan and Adams served on the Company’s Board of Directors until their resignations form the Board on June 30, 2013, and June 23, 2014, respectively.

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

On October 2, 2014, the Company entered into a Memorandum of Understanding (the “MOU”) with Renaissance Diamonds, Inc., (“Renaissance”). The MOU represents the good faith intentions of the Company and Renaissance to collaborate through a joint venture to develop procedures and recipes and market and sell lab-grown fancy-colored diamonds.

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

As of September 30, 2014, nearly all of the Company’s production capacity is being sold as gemstone materials. As of September 30, 2014, we had generated $2,858,403 in net revenue since inception from sales of our diamond materials. To date, over 60% of our product has been sold overseas and 100% of these sales have been to external customers. We expect continued development of an international market for our diamond materials.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2014 Compared to the Three Month Period Ended September 30, 2013

During the three months ended September 30, 2014, we recorded net revenue of $103,976, compared to $236,235 in net revenue during the three months ended September 30, 2013. The decrease in revenue is primarily due to reduced product shipments in the three months ended September 30, 2014 versus the prior period.

Cost of goods sold was $407,345 for the three months ended September 30, 2014 versus $533,667 for the three months ended September 30, 2013. This decrease was due to reduced product sales and lower direct and indirect labor expenses included in cost of goods sold during the three months ended September 30, 2014 versus the three months ended September 30, 2013. Although cost of goods sold has decreased, we still have not attained operating maturity that allows us to predictably tie quarterly changes in cost of goods sold to revenue.

We incurred a net amount of $(93,239) in professional and consulting fees during the three months ended September 30, 2014. This amount includes reductions of $312,824 for payments made by our insurance carrier for past legal fees including $84,306 from the prior fiscal year. Without these adjustments, professional and consulting fees were $219,585 compared to $478,537 for the three months ended September 30, 2013. This decrease is the largely the result of decreased legal expenses. Salary and benefit expenses including direct and indirect labor costs recorded in cost of goods sold were $287,212 during the three months ended September 30, 2014 and $350,415 during the three months ended September 30, 2013. This decrease of $63,203 is the result of lower expenses from reduced headcount being partially offset by $30,077 in executive severance expenses during the three months September 30, 2014 versus the three months ended September 30, 2013.

Depreciation expense of $150,380 and $172,926 was recorded in cost of goods sold during the three months ended September 30, 2014 and 2013, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for three month period ended September 30, 2014 was $748,493, compared to a net loss of $1,341,575 during the three months ended September 30, 2013. Our net loss per share for the three month period ended September 30, 2014 was $(0.01) per share, compared to a net loss per share of $(0.03) for the three months ended September 30, 2013. The weighted average number of shares outstanding was 50,706,794 and 49,319,257, respectively, for the three month periods ended June 30, 2014 and 2013.

Six Month Period Ended September 30, 2014 Compared to the Six Month Period Ended September 30, 2013

During the six months ended September 30, 2014, we recorded net revenue of $558,314, compared to $495,215 in net revenue during the six months ended September 30, 2013. The increase in revenue is primarily due to the Company receiving $375,000 in licensing fees from the joint venture during the six months ended September 30, 2014 that were not in the prior period. Product revenues for the six months ended September 30, 2014 were $183,314 versus $495,215 in the prior period due to reduced product sales and lower product prices during the six months ended September 30, 2014.

Cost of goods sold was $781,768 for the six months ended September 30, 2014 versus $1,227,787 for the six months ended September 30, 2013. This decrease was due to reduced product sales and lower direct and indirect labor expenses included in cost of goods sold during the six months ended September 30, 2014 versus the six months ended September 30, 2013. Although cost of goods sold has decreased, we still have not attained operating maturity that allows us to predictably tie quarterly changes in cost of goods sold to revenue.

We incurred a net amount of $166,996 in professional and consulting fees during the six months ended September 30, 2014. This amount includes reductions of $343,556 related to the reversal of expenses from the Settlement Agreement and a reduction of $168,015 for payments made for legal fees from the prior fiscal year by our insurance carrier. Without these adjustments, professional and consulting fees were $678,567 compared to $992,899 for the six months ended September 30, 2013. This reduction is largely due to reduced legal fees. Salary and benefit expenses including direct and indirect labor costs recorded in cost of goods sold were $780,986 during the six months ended September 30, 2014 and $762,306 during the six months ended September 30, 2013. This increase of $18,680 is the result of the Company incurring $305,077 in expected executive severance expense which more than offsets reductions from lower headcount during the six months September 30, 2014 versus the six months ended September 30, 2013.

Depreciation expense of $300,746 and $345,278 was recorded in cost of goods sold during the six months ended September 30, 2014 and 2013, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for six month period ended September 30, 2014 was $1,756,720, compared to a net loss of $2,884,771 during the six months ended September 30, 2013. Our net loss per share for the three month period ended September 30, 2014 was $(0.03) per share, compared to a net loss per share of $(0.06) for the six months ended September 30, 2013. The weighted average number of shares outstanding was 50,702,418 and 48,820,188, respectively, for the six month periods ended September 30, 2014 and 2013.

FINANCIAL CONDITION

At September 30, 2014, we had total assets of $11,981,074, compared to total assets of $12,850,139 at March 31, 2014. We had cash of $4,960 at September 30, 2014 compared to cash of $47,987 at March 31, 2014.

Total liabilities at September 30, 2014 were $3,036,677, compared to total liabilities of $2,920,722 at March 31, 2014. Total liabilities at September 30, 2014 were comprised primarily of accounts payable, accrued expenses, customer deposits and notes payables. The increase in total liabilities is primarily due to increases in our accounts payable and notes payable more than offsetting reductions in customer deposits.

The Company had negative working capital (defined as current assets less current liabilities) of $(2,674,946) at September 30, 2014 versus $(2,402,369) at March 31, 2014. This decrease in working capital resulted from the Company’s increase in current liabilities including accounts payable and notes payable and the decrease in current assets including cash, other receivables and prepaid expenses during the six months ended September 30, 2014.

Total shareholders’ equity was $8,944,397 at September 30, 2014, compared to $9,929,417 at March 31, 2014. Shareholders’ equity decreased $985,020 during the period due to our operating net loss offset by additional paid in capital from the sales of common stock and stock issued in exchange for services and other liabilities.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2014, net cash flows used in operating activities were $(729,447) compared to $(1,084,028) for six months ended September 30, 2013. The net cash flow used in operating activities for the six months ended September 30, 2014 consists primarily of a net loss of $(1,756,720) offset by depreciation and amortization of $760,829, expense for stock based compensation and stock issued in exchange for services of $189,200, inventory write-downs of $68,722, a decrease in other receivables of $89,192, increases in accounts payable and accrued expenses of $119,793, net increases in other current assets of $(79,553), and a net decrease in other liabilities of $(120,910).

Investing Activities

For the six month periods ended September 30, 2014 and 2013, net cash flows used in investing activities were $13,152, and $22,536, respectively. These amounts consist of the purchase of property, plant and equipment and comparable for both periods since continue operations has not required substantial additional capital investment.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities. For the six month periods ended September 30, 2014 and 2013, we generated $699,572 and $890,129, respectively, from financing activities. The $129,072 generated during the six months ended September 30, 2014 represent advances on the Platinum note for interest payable on the facility.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business. Effective June 21, 2013, we entered into a $1,000,000 secured credit facility to provide near-term liquidity for working capital requirements. This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Item 1, Note 3 – Notes Payable. The Platinum loans matured on June 20, 2014. On October 16, 2014, the Company and Platinum agreed to a second amendment to the credit facility extending the term of the facility through June 30, 2015 as described in Item 1, Note 8 – SUBSEQUENT EVENTS.

Existing cash of $4,960 as of September 30, 2014, is not adequate to meet our current obligations or fund our operations. As of September 30, 2014, we had no additional lines of credit or other bank financing arrangements other than as described above. Generally, we have financed operations through September 30, 2014 through the proceeds of sales of our common stock and borrowings under our existing credit facilities. The Company needs to raise additional capital and generate revenues to meet operating requirements.

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30. On September 25, 2014, the Board agreed to increase the size of the offering up to 6,666,667 shares to raise up to $2,000,000. The Company does not anticipate incurring any material expenses related to the offering. Through November 10, 2014, the Company has issued 2,605,832 shares under this offering and raised $781,750. These funds have been used to meet current operating requirements and the Company needs to continue to raise additional capital to fund continuing operations.

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

MATERIAL COMMITMENTS AND ARRANGEMENTS

On June 21, 2013, the Company entered into a loan agreement with Platinum Capital Partners, LP (“Platinum”) providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  The Company has utilized these funds to fund our ongoing operations.  Borrowings under the loan agreement accrue interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month.  The loan agreement also provides for payment of an accommodation fee of up to 10% of the commitment amount as provided in the loan agreement, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The loan agreement contains a number of restrictions on our business, including restrictions on our ability to merge, sell assets, create or incur liens on assets, make distributions to our shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, we granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan. This credit facility was increased by an additional $500,000 of borrowing capacity on October 11, 2013 as described in Item 1, Note 3 – NOTES PAYABLE. As of September 30, 2014, the total due under these facilities, including accrued interest and fees, was $1,563,618. The credit facility matured on June 20, 2014. On October 16, 2014, the Company and Platinum agreed to a second amendment to the credit facility extending the term of the facility through June 30, 2015 as described in Item 1, Note 9 – SUBSEQUENT EVENT.

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

On October 2, 2014, the Company entered into a MOU with Renaissance Diamonds, Inc. The MOU represents the good faith intentions of the Company and Renaissance to collaborate through a joint venture to develop procedures and recipes and market and sell lab-grown fancy-colored diamonds.

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

Intangible Assets

Intangible assets, such as acquired in-process research and development “IPRD” costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management’s estimate of useful life of any patents when placed in service is a critical judgment. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of September 30, 2014.

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

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2014, we carried an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 as a result of the material weakness discussed below.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

In connection with the evaluation described above and prior evaluations, the current management team identified material weaknesses in our internal control over financial reporting as of September 30, 2014, in the following areas:

•	Lack of an established audit committee of the Board of Directors, resulting in ineffective oversight in the establishment and functioning of required internal controls and procedures, and
•	Limited segregation of duties in certain areas of our financial reporting and other accounting processes and procedures due to our small size.

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

During the period covered by this quarterly report on Form 10-Q, we have not been able to fully remediate the material weaknesses identified above. We have taken steps to enhance and improve the design of our internal control over financial reporting including the establishment of a new Board of Directors consisting of a majority of outside and independent directors on June 23, 2014. On July 11, 2014, Gerald McGuire was named President, CEO and Director of the Company. This addition of management to the Board of Directors has greatly enhanced communication between the Board and management.

To further remediate such weaknesses, we have implemented or plan to implement the following changes during the remainder of our fiscal year ending March 31, 2015:

•	On October 29, 2014, the Board of Directors established an Audit Committee that it believes meets the standards established by the NASDAQ.
•	We continue to evaluate the cost-effectiveness of segregating duties in our financial reporting and other accounting processes and procedures.

Changes in Internal Controls

Other than described above in connection with our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 16, 2014, the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company is fully cooperating with this inquiry.

On June 23, 2014, the existing litigation that Company was involved with and previously disclosed was settled. As of November 10, 2014, the parties to the complaint are waiting for the Federal Court to issue an order approving the dismissal of the litigation. See Item 1, Note 7 – LITIGATION for more information.

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

At the request of the Board of Directors, the Company’s entered into an agreement, effective April 12, 2014, with Mr. Joseph Cunningham to provide consulting services to the Company. Under this agreement, the Company agreed to provide Mr. Cunningham $4,000 and 20,000 shares of common stock per month in exchange for his professional services to the Company. This contract expired in August 2014. During the three months ended September 30, 2014, the Company issued 20,000 shares to Mr. Cunningham. These shares were valued at $0.40 per share based on the closing price of the shares on the date of grant and the Company recognized $8,000 in professional and consulting fee expense for these shares during the three months ended September 30, 2014.

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30. On September 25, 2014, the Board agreed to increase the size of the offering up to 6,666,667 shares of common stock to raise up to $2,000,000. The Company does not anticipate incurring any material expenses related to the offering. Through November 10, 2014, the Company has issued 2,605,832 shares under this offering and raised $781,750. The issuance and sale of the shares has not been registered under the Securities Act, and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The shares have been issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act, based on the following facts: each of the Investors has represented that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act, that it is acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities to the Investors; and the shares will be issued as restricted securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Report:

3.1	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on November 4, 2014).

4.1	Second Amendment to Loan Agreement, dated as of October 16, 2014, by and between the Company and Platinum Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 22, 2014).

10.1	Severance Agreement and General Release, effective September 25, 2014, between the Company and Michael W. McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 1, 2014).(1)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements*

*	Filed herewith
(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: November 14, 2014	/s/ Gerald McGuire
	By:	Gerald McGuire
	Its:	Chief Executive Officer

Dated: November 14, 2014	/s/ Jonathan Pfohl
	By:	Jonathan Pfohl
	Its:	Chief Financial Officer

