Form 10-Q
period 2014-12-31
Scio Diamond Technology Corp
filed 2015-02-12
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares of common stock, $0.001 par value, outstanding as of February 10, 2015 was 57,198,166

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

PART I - FINANCIAL INFORMATION

ITEM 1.               UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scio Diamond Technology Corporation

CONDENSED BALANCE SHEETS

As of December 31, 2014 and March 31, 2014

	December 31,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,090,858	$47,987
Accounts receivable, net	92,894	42,085
Other receivables	—	89,192
Inventory, net	215,202	152,817
Deferred contract costs	55,739	—
Prepaid expenses	43,569	79,078
Prepaid rent	23,050	23,050

Total current assets	1,521,312	434,209

Property, plant and equipment
Facility	904,813	899,499
Manufacturing equipment	3,192,350	3,171,656
Other equipment	71,059	71,059
Total property, plant and equipment	4,168,222	4,142,214
Less accumulated depreciation	(1,493,818)	(1,029,212)
Net property, plant and equipment	2,674,404	3,113,002

Intangible assets, net	8,241,654	9,240,640
Prepaid rent, non-current	25,000	42,288
Other assets	21,000	20,000

TOTAL ASSETS	$12,483,370	$12,850,139

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$—	$1,412,060
Accounts payable	567,341	671,782
Customer deposits	52,151	179,610
Deferred revenue	61,675	—
Accrued expenses	594,335	573,126

Total current liabilities	1,275,502	2,836,578

Notes payable, non-current	2,000,000	—
Other liabilities	109,605	84,144

TOTAL LIABILITIES	3,385,107	2,920,722

Common stock $0.001 par value, 75,000,000 shares authorized; 57,198,166 and 50,739,312 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	57,199	50,739
Additional paid-in capital	26,715,337	24,476,940
Accumulated deficit	(17,673,273)	(14,597,262)
Treasury stock, 1,000,000 shares at December 31, 2014 and March 31, 2014	(1,000)	(1,000)

Total shareholders’ equity	9,098,263	9,929,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,483,370	$12,850,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended December 31, 2014 and 2013

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenue
Product revenue, net	$109,358	$93,915	$292,672	$589,129
Licensing revenue	—	250,000	375,000	250,000

Revenue, net	109,358	343,915	667,672	839,129

Cost of goods sold
Cost of goods sold	495,410	513,145	1,277,178	1,740,932

Gross deficit	(386,052)	(169,230)	(609,506)	(901,803)

General and administrative expenses
Professional and consulting fees	142,699	104,131	309,695	1,097,030
Salaries and benefits	127,668	186,967	688,368	612,405
Rent, equipment lease and facilities expense	36,772	37,101	108,803	112,349
Marketing costs	13,198	15,300	32,065	41,716
Depreciation and amortization	199,931	200,018	600,179	599,910
Corporate general and administrative	100,334	96,732	282,593	282,091
Forgiveness of legal accounts payable	(165,453)	—	(165,453)	—
Loss from impairment of in-process research and development	418,065	—	418,065	—

Loss from operations	(1,259,266)	(809,479)	(2,883,821)	(3,647,304)

Other expense
Interest expense	(60,025)	(55,756)	(192,190)	(102,702)

Net loss	$(1,319,291)	$(865,235)	$(3,076,011)	$(3,750,006)

Loss per share
Basic:
Weighted average number of shares outstanding	53,701,988	50,264,312	51,705,910	49,303,267
Loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.08)
Fully diluted:
Weighted average number of shares outstanding	53,701,988	50,264,312	51,705,910	49,303,267
Loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31, 2014 and 2013

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(3,076,011)	$(3,750,006)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Depreciation and amortization	1,111,209	1,118,114
Loss on impairment of in-process research and development	418,065	—
Expense for warrants, stock and inventory issued in exchange for services and rent	34,200	389,731
Employee stock based compensation	155,000	193,150
Inventory write down	68,722	—
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	(50,809)	36,459
Decrease in other receivables	89,192	—
Increase in deferred contract costs	(55,739)	—
Decrease/(increase) in prepaid expenses and rent	(12,886)	63,211
Decrease/(increase) in inventory and other assets	(131,107)	139,918
Increase/(decrease) in accounts payable	(104,441)	392,817
Increase/(decrease) in customer deposits	(127,459)	127,222
Increase in accrued expenses	76,866	15,034
Increase in deferred revenues	61,675	125,000
Increase in other liabilities	25,461	25,461

Net cash used in operating activities	(1,518,062)	(1,123,889)

Cash flows from investing activities:
Purchase of property, plant and equipment	(26,007)	(30,486)
Investment in joint venture	(1,000)	—

Net cash used in investing activities	(27,007)	(30,486)

Cash flows from financing activities:
Proceeds from note payable	2,153,615	1,304,746
Payments of notes payable	(1,565,675)	—
Finance charges paid on note payable	—	(214,746)
Proceeds from sale of common stock - net of fees	2,000,000	129

Net cash provided by financing activities	2,587,940	1,090,129

Change in cash and cash equivalents	1,042,871	(64,246)
Cash and cash equivalents, beginning of period	47,987	223,257

Cash and cash equivalents, end of period	$1,090,858	$159,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

Scio Diamond Technology Corporation
CONDENSED STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31, 2014 and 2013 (Unaudited)
(Continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2013

Supplemental cash flow disclosures:
Cash paid for:
Interest	$48,000	$18,874
Income taxes	$—	$—

Non-cash investing and financing activities:
Payment of accounts payable and accrued expenses with stock	$55,657	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Scio Diamond Technology Corporation
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended December 31, 2014

(Unaudited)

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2014	50,739,312	$50,739	$24,476,940	(1,000,000)	$(1,000)	$(14,597,262)	$9,929,417

Common stock issued in exchange for operating expenses	225,523	226	77,631	—	—	—	77,857
Common stock issued in exchange for past consulting services	50,000	50	11,950	—	—	—	12,000
Common stock issued for cash @ $0.30 per share	6,666,664	6,667	1,993,333	—	—	—	2,000,000
Common stock returned to Company and cancelled	(1,000,000)	(1,000)	1,000	—	—	—	—
Employee stock based compensation	516,667	517	154,483	—	—	—	155,000
Net loss for the nine months ended December 31, 2014	—	—	—	—	—	(3,076,011)	(3,076,011)
Balance, December 31, 2014	57,198,166	$57,199	$26,715,337	(1,000,000)	$(1,000)	$(17,673,273)	$9,098,263

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

Going Concern

The Company has generated little revenue to date and consequently its operations are subject to all risks inherent in the establishment and commercial launch of a new business enterprise.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•	Successfully raised $4 million in investment in the Company in the form of private placements of common shares to accredited investors and secured debt. Funds have been used to fund current operations and re-finance higher interest rate secured debt;
•	Established a joint venture with Renaissance Diamonds, Inc. focused on the creation of recipes and procedures to develop, market, and sell lab-grown fancy-colored diamonds;
•	Continued to focus efforts on new business development opportunities to generate revenues and diversify our customer base; and
•	Enhanced efforts on optimizing production for existing manufacturing capabilities.

In the opinion of management, these actions have been sufficient to provide the Company with the liquidity it needs to meet its obligations and continue as a going concern. There can be no assurance, however, that the Company will successfully implement all of these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2014 and March 31, 2014 and the results of operations and cash flows for the three and nine month interim periods ended December 31, 2014 and 2013. Interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year. The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2014.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	December 31,
	2014	2013
Common stock options and warrants	5,799,295	9,338,045

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company has determined that an allowance was not necessary at December 31, 2014 or March 31, 2014.

Other Receivables

As of March 31, 2014, the Company considered a pending insurance settlement over the actions of a Company supplier of $89,192 as an other receivable. This settlement was paid during the nine months ended December 31, 2014.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method. The components of inventories are as follows:

	December 31, 2014	March 31, 2014
Raw materials and supplies	$104,888	$35,543
Work in process	19,038	25,611
Finished goods	91,276	91,663
	$215,202	$152,817

The Company continues to experience selling prices lower than cost. While we did not record a lower of cost or market adjustment during the three month period ended December 31, 2014, we have recorded a lower of cost or market write down of $68,722 for inventory produced during the nine month period then ended. The Company did not record a lower of cost or market write down for the three or nine month periods ended December 31, 2013. The estimation of the total write-down involves management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete, disposal costs and a normal profit margin.

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

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended December 31, 2014, management evaluated assets included in IPRD and determined that certain projects will no longer be pursued for further development resulting in an impairment charge of $418,065 being recognized during the three and nine months ended December 31, 2014.  There were no impairment charges during the three and nine months ended December 31, 2013.

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

For product sales made by the Company to our joint venture partners for further value add and ultimate sale to customers, the Company defers recognition of revenues and associated expenses on these sales until finished goods are sold by the joint venture to its customer.

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

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

There are currently no other accounting standards that have been issued but not yet adopted by the Company that are expected to have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 2 — INTANGIBLE ASSETS

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.

Intangible assets consist of the following:

		December 31,	March 31,
	Life	2014	2014
Patents, gross	6.75 – 19.46	$8,135,063	$8,135,063
In-process research and development	Indefinite	1,832,370	2,250,435
		9,967,433	10,385,498
Accumulated amortization		(1,725,779)	(1,144,858)
Net intangible assets		$8,241,654	$9,240,640

During the three months ended December 31, 2014, management evaluated assets included in IPRD and determined that certain projects will no longer be pursued for further development resulting in an impairment charge of $418,065.

Total amortization expense for the three and nine months ending December 31, 2014 was $193,710 and $580,921, respectively. The amortization expense for the three and nine months ended December 31, 2013 was $193,753 and $581,258, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Three months ending March 31, 2015	$193,710
March 31, 2016	774,840
March 31, 2017	774,840
March 31, 2018	774,840
March 31, 2019	774,840
Thereafter	$3,116,214

NOTE 3 — NOTES PAYABLE

On June 21, 2013, the Company entered into a loan agreement with Platinum Capital Partners, LP (“Platinum”) providing for a $1 million secured revolving line of credit that the Company may draw on to fund working capital and other corporate purposes.  Borrowings under the loan agreement accrued interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month, and a service charge of 3% applies to late payments.  The loan agreement provided for payment of an accommodation fee of up to 10% of the commitment amount, and payment of a monthly collateral monitoring fee of $2,000 per month for the first six months and $1,000 per month for the last six months of the term of the loan agreement.  The loan agreement contained a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contained affirmative covenants and events of default.  The Company may prepay borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, the Company granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.

On October 11, 2013, the Company entered into a First Amendment to Loan Agreement (the “First Amendment”), which amended the Original Loan Agreement (as amended by the First Amendment, the “Amended Loan Agreement”) to provide for an additional $500,000 of borrowing capacity (the “Additional Loan” and, together with the original Loan, the “Loan”) under the $1 million secured revolving line of credit established under the Original Loan Agreement. On October 11, 2013, $280,750 was drawn on the Additional Loan, $30,750 of which was retained by Platinum to cover applicable fees. Borrowings accrued interest at the rate of 18% per annum, payable monthly on or before the last calendar day of each month. An interest reserve of $133,500 was set aside from the proceeds of the Additional Loan to make required payments of interest, provided that interest billed to the Company was first be deducted from a $90,000 reserve established under the Original Note for payments of interest on the Original Note, until that reserve was exhausted. The Amended Loan Agreement provided for payment of an accommodation fee of $25,000 and a closing fee of $3,250, the amounts of which were retained by Platinum out of amounts drawn on the Additional Loan on October 11, 2013. Under terms of the First Amendment, the Company may prepay borrowings without premium or penalty upon notice to Platinum. The Loan is secured by a security agreement, under which the Company granted Platinum first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the Loan. The Additional Loan provided for monthly interest payments commencing November 2013.

On October 16, 2014, the Company entered into a Second Amendment to Loan Agreement (“Amendment No. 2”) with Platinum to its existing loan agreement dated as of June 21, 2013 with Platinum, as modified by the First Amendment to Loan Agreement dated as of October 11, 2013. Under the terms of Amendment No. 2, Platinum, among other things, consolidated the Company’s credit facilities into one $1,500,000 note and deferred $63,619 of interest that was due and payable on September 30, 2014 under the Loan Agreement until December 19, 2014. The Company also executed two new promissory notes concurrently with Amendment No. 2: (i) a Revolving Promissory Note dated as of October 17, 2014 in the principal amount of $1,500,000 in favor of Platinum (the “New Revolving Promissory Note”), which replaced the Company’s Promissory Note dated as of June 21, 2013, in the principal amount of $1,000,000 in favor of Platinum, and the Company’s Promissory Note dated as of October 11, 2013, in the principal amount of $500,000 in favor of Platinum; and (ii) a Deferred Interest Promissory Note dated as of September 30, 2014, in the principal amount of $63,619 in favor of Platinum (the “Deferred Interest Promissory Note”). The New Revolving Promissory Note had a maturity date of June 30, 2015 and interest on the outstanding principal accrued at a rate of 18% per annum, compounded annually. The Deferred Interest Promissory Note had a maturity date of December 19, 2014 and interest on the outstanding principal accrued at a rate of 18% per annum, compounded annually. The loan agreement contained a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.  The Company could have prepaid borrowings without premium or penalty upon notice to Platinum as provided in the loan agreement.  Under a security agreement entered into in connection with the loan agreement, the Company granted Platinum a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the loan.

On December 16, 2014 the Company entered into a Loan Agreement (the “HGI Loan Agreement”) and a Security Agreement (the “HGI Security Agreement”) with Heritage Gemstone Investors, LLC (“HGI”) providing for a $2,000,000 secured non-revolving line of credit (the “HGI Loan”). The HGI Loan, which is represented by a Promissory Note dated as of December 15, 2014 (the “HGI Note”), matures on December 15, 2017. Borrowings accrue interest at the rate of 7.25% per annum and the Company intends to make monthly interest payments. On December 18, 2014, $2,000,000 was drawn on the HGI Loan. The Company utilized funds drawn on the HGI Loan to repay its existing indebtedness to Platinum and to continue to fund its ongoing operations. The HGI Loan Agreement contains a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its stockholders and sell, purchase or lease real or personal property or other assets or equipment. The HGI Loan Agreement contains standard provisions relating to a default and acceleration of the Company’s payment obligations thereunder upon the occurrence of an event of default, which includes, among other things, the failure to pay principal, interest, fees or other amounts payable under the agreement when due; failure to comply with specified agreements, covenants or obligations; cross-default with other indebtedness; the making of any material false representation or warranty; commencement of bankruptcy or other insolvency proceedings by or against the Company; and failure by the Company to maintain a book net worth of at least $4.0 million at all times. The Company’s obligations under the HGI Loan Agreement are not guaranteed by any other party. The Company may prepay borrowings without premium or penalty upon notice to HGI as provided in the HGI Loan Agreement. The HGI Loan Agreement requires the Company to enter into the HGI Security Agreement. Under the HGI Security Agreement, the Company grants HGI a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the HGI Loan.

Also on December 16, 2014, the Company entered into an agreement for the Sale and Lease of Growers (the “Grower Sale-Lease Agreement”) with HGI. Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers produced by the Company during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI. The direct profit margin generated from the growers will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement. The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances. The Company will also have the right to repurchase the leased growers upon the occurrence of certain events. There was no activity under this Grower Sale-Leaseback Agreement through December 31, 2014.

NOTE 4 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

At the request of the then Board of Directors, the Company entered into an agreement, effective April 12, 2014, with Mr. Joseph Cunningham to provide consulting services to the Company. Under this agreement, the Company agreed to provide Mr. Cunningham $4,000 and 20,000 shares of common stock per month in exchange for his professional services to the Company. This contract expired in August 2014. During the nine months ended December 31, 2014, the Company issued 80,000 shares to Mr. Cunningham. These shares were valued at an average of $0.43 per share based on the closing prices of the shares on the dates of grant and the Company recognized $34,200 in professional and consulting fee expense for these shares during the nine months ended December 31, 2014.

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30. On September 25, 2014, the Board agreed to increase the size of the offering up to 6,666,667 shares to raise up to $2,000,000. The Company completed the offering on December 23, 2014 and issued 6,666,664 shares of common stock, at a price of $0.30 per share, for total cash proceeds of $2,000,000.

On October 30, 2014, the Board of Directors approved the issuance of 50,000 shares to Bradley Robb to settle $15,000 of liabilities for services rendered to the Company. Also on this date, the Board approved the issuance of 95,522 shares of stock to an affiliate of our landlord to settle $28,657 of outstanding rent liabilities. The shares issued in each of these transactions were valued at $0.30 per share.

The Company had 57,198,166 shares of common stock issued and outstanding as of December 31, 2014 of which 1,000,000 were held in treasury.

The Company had 5,566,795 warrants outstanding with a weighted average exercise price of $1.53 per share as of December 31, 2014. No warrants were issued in the nine months ended December 31, 2014.

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

The Company did not issue any options during the three months ended December 31, 2014.

The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of December 31, 2014:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Options Outstanding March 31, 2014	4,342,500	$0.77	1.75
Granted	—	—	—
Exercised	—	—	—
Expired/cancelled	(4,110,000)	0.79	—
Options Outstanding December 31, 2014	232,500	$0.35	1.70
Exercisable at December 31, 2014	23,125	$0.44	1.45

A summary of the status of non-vested shares as of December 31, 2014 and changes during the nine months ended December 31, 2014 is presented below:

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2014	2,414,792	$0.49
Granted	—	—
Vested	(122,000)	0.43
Expired/cancelled: non-vested	(2,083,417)	0.50
Non-vested at December 31, 2014	209,375	$0.21

The following table summarizes information about stock options outstanding by price as of December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.80	7,500	0.52	$0.80	5,500	$0.80
$0.33	225,000	1.73	0.33	17,625	0.33
	232,500	1.70	$0.35	23,125	$0.44

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

The intrinsic value of options outstanding at December 31, 2014 and March 31, 2014 was $129,000 and $0, respectively.

The non-vested options outstanding vest based on the Company meeting various operating metrics and cash flow targets. The Company estimates the fair value of options granted on the grant date utilizing the Black-Scholes Option model. For the nine months ended December 31, 2014 and 2013, the Company recognized $0 and $193,150, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

At December 31, 2014, unrecognized compensation cost related to non-vested awards was $44,529. This cost is expected to be recognized over a weighted average period of 1.72 years.

NOTE 6 — RELATED PARTIES

During the three months ended December 31, 2014, four directors of the Company participated in the Company’s private placement stock offering. Karl Leaverton purchased 333,333 shares for $100,000, Bruce Likly purchased 375,000 shares for $112,500, Lewis Smoak purchased 333,333 shares for $100,000, and Ben Wolkowitz purchased 158,333 shares for $47,500.

NOTE 7 — LITIGATION

On October 15, 2013, plaintiff Mark P. Sennott, as Trustee of the Sennott Family Charitable Trust, (“Sennott”) filed a complaint derivatively, on behalf of ADI, in the United Stated District Court for the District of South Carolina, against Edward S. Adams (our then Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), the law firm of Adams Monahan, LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation, and the Company (collectively, “Sennott Defendants”). This derivative complaint on ADI’s behalf (the “ADI Derivative Complaint”) alleges claims for breach of fiduciary duty, constructive fraud and unjust enrichment.

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

As of February 10, 2015, the parties to the ADI Derivative Complaint are waiting for the United States District Court to issue an order approving the dismissal of the litigation.

On May 16, 2014 the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company continues to cooperate with this inquiry.

The Company recognizes legal fees for litigation as they are incurred as professional and consulting fees. The Company then submits the expenses to our insurance carrier for reimbursement under our insurance policy. During the three months ended December 31, 2014, our insurance carrier did not make any payments related to prior period legal expenses. For the nine months ended December 31, 2014, our insurance carrier paid $168,015 for past legal fees from the prior fiscal year. This payment is recorded as a reduction to professional fees during the nine months ending December 31, 2014.

The Company reached an agreement with a former legal services provider that allowed the Company to settle outstanding past legal fees from prior fiscal years. This settlement of $165,453 was recorded as forgiveness of legal accounts payable during the three and nine months ending December 31, 2014.

NOTE 8 — INVESTMENT IN JOINT VENTURE

On December 18, 2014 the Company entered into an arrangement with Renaissance Diamonds, Inc. (“Renaissance”) through the execution of a limited liability company agreement (the “LLC Agreement”) of Renaissance Created Diamond Company, LLC, a Florida limited liability company (“RCDC”), pursuant to which the Company and Renaissance are 50% members of RCDC.

The LLC Agreement provides that RCDC is a manager-managed limited liability company, and each of the Company and Renaissance will appoint one manager, with both such managers appointing a third manager.  The managers will manage the day-to-day operations of RCDC, subject to certain customary limitations on managerial actions that require the consent of the Company and Renaissance, including but not limited to making or guaranteeing loans, distributing cash or other property to the members of RCDC, entering into affiliate transactions, amending or modifying limited liability company organizational documents, and entering into major corporate events, such as a merger, acquisition or asset sale.

The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds.  Pursuant to the LLC Agreement, the arrangement will last three years, unless terminated earlier, with the option to automatically renew for additional two-year periods.

The Company made an initial $1,000 investment in RCDC and was granted a 50% equity stake. RCDC has the right of first refusal to purchase diamond gemstones from the Company, including rough diamond preforms or processed stones.  Renaissance may sell seed stock to RCDC for production by the Company.  RCDC will purchase rough gemstones produced by the Company, finish the rough gemstones and, in turn, sell the finished stones to various retailers and other participants in the market for gemstones.  Profits generated by RCDC’s operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

Through December 31, 2014 the operations of RCDC have been focused on the development and processing of diamond material into finished Gemstone material. RCDC has had limited sales of finished goods to its customers through December 31, 2014. Through December 31, 2014, the Company has sold product to RCDC valued at $69,050. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC. At December 31, 2014, the Company has deferred $61,675 of revenue and $55,739 of expenses related to our sales to RCDC. The Company anticipates recognizing this revenue as RCDC sells through its inventory.

The Company anticipates accounting for RCDC utilizing the equity method of accounting. Based on the developmental stage of RCDC and lack of detailed financial information at December 31, 2014, the Company has not recognized any portion of income or losses from RCDC in its financial statements.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, but are not limited to (1) the Company has not generated substantial revenues and has not generated positive operating cash flow, and as a result, faces a high risk of business failure, (2) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding its customer base, (3) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (4) the Company may expend a substantial amount of time and monetary resources in connection with the SEC’s recent subpoena and ongoing investigation, potential inquiries or legal actions in connection with the Company’s filings with the SEC or otherwise, which may impair the Company’s ability to operate its business or raise capital if necessary, (5) the Company has had significant turnover in senior management and may not be able to retain or attract key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (6) the market for lab-grown diamond may not develop as anticipated, (7) competition may adversely affect our business, (8) the Company’s business could be impaired if it fails to comply with applicable regulations, and (9) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the SEC, including, without limitation, those described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2014.

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

GENERAL

Corporate History

We were incorporated on September 17, 2009 in the State of Nevada under the name Krossbow Holdings Corporation (“Krossbow”). Krossbow did not implement its original business plan and decided to acquire existing technology to seek to efficiently and effectively produce man-made diamond. In connection with this change in business purpose, Krossbow changed its name to Scio Diamond Technology Corporation to reflect its new business direction.

On August 5, 2011, Edward S. Adams and Michael R. Monahan acquired control of the Company through the purchase of shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time. Messrs. Monahan and Adams served on the Company’s Board of Directors until their resignations form the Board on June 30, 2013, and June 23, 2014, respectively. Additionally, on August 5, 2011, the Company executed an Asset Purchase Agreement with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”). Under the terms of the Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company.

On August 31, 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) (the “ADI Asset Purchase”), consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000. In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI qualifying as accredited investors the opportunity to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share (the “ADI Offering”).

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

In December 2011, the Company began a build-out of its Greenville, South Carolina production facility. Construction was largely completed in March 2012 and equipment was moved from ADI’s former facility in Massachusetts to South Carolina over the first calendar quarter of 2012. The Company began initial production with ten diamond growing machines in July 2012. Our initial production was focused on industrial cutting tool products supplied to a single customer. Since March 2013, the Company has expanded its product focus to include gemstone diamond material.

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

On December 16, 2014, the Company entered into an agreement for the Sale and Lease of Growers (the “Grower Sale-Lease Agreement”) with Heritage Gemstone Investors, LLC (“HGI”). Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers produced by the Company during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI. The direct profit margin generated from the growers will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement. The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances. The Company will also have the right to repurchase the leased growers upon the occurrence of certain events.

On December 18, 2014 entered into an arrangement with Renaissance Diamonds, Inc. (“Renaissance”) creating Renaissance Created Diamond Company, LLC (“RCDC”). The Company and Renaissance are 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds. RCDC will purchase rough diamond material from the Company and process and finish the material into finished gemstones for sale to various retailers and other participants in the market for gemstones. Profits generated by RCDC's operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

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

While the Company product offering continues to include industrial products, as of December 31, 2014 nearly all of the Company’s production capacity is being sold as gemstone materials. As of December 31, 2014, we had generated $2,967,761 in net revenue since inception from sales of our diamond materials and licensing of our technology. To date, over 60% of our product has been sold overseas and 100% of these sales have been to external customers. We expect continued development of an international market for our diamond materials.

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2014 Compared to the Three Month Period Ended December 31, 2013

During the three months ended December 31, 2014, we recorded net revenue of $109,358, compared to $343,915 in net revenue during the three months ended December 31, 2013. The decrease in revenue is due to no licensing revenues being recorded in the three months ended December 31, 2014 versus $250,000 recognized in the prior period.

Cost of goods sold was $495,410 for the three months ended December 31, 2014 versus $513,145 for the three months ended December 31, 2013. Cost of goods sold includes direct and indirect labor costs of $86,247 during the three months ended December 31, 2014 and $134,465 during the three months ended December 31, 2013. Depreciation expense of $150,448 and $172,296 was recorded in cost of goods sold during the three months ended December 31, 2014 and 2013, respectively. The overall slight decrease in cost of goods sold was due to reductions in employee expenses from reduced headcount and depreciation offset by higher property taxes on manufacturing equipment included in cost of goods sold during the three months ended December 31, 2014 versus the three months ended December 31, 2013.

Professional and consulting fees were $142,699 compared to $104,131 for the three months ended December 31, 2014 and 2013, respectively. This increase is largely due to increased legal expenses resulting from our annual shareholder meeting, debt refinancing and new joint venture. Salary and benefit expenses recognized as general and administrative expenses were $127,668 and $186,967 for the three months ended December 31, 2014 and 2013, respectively. This decrease of $59,299 is the result of reduced compensation expenses for non-production related employees.

During the three months ended December 31, 2014, management evaluated assets included in IPRD and determined that certain projects will no longer be pursued for further development resulting in an impairment charge of $418,065 recognized during the period. There were no impairment charges during the three months ended December 31, 2013.

The Company reached an agreement with a former legal services provider that allowed the Company to settle outstanding past legal fees from prior fiscal years. This settlement of $165,453 was recorded as forgiveness of legal accounts payable during the three months ending December 31, 2014.

The other components of our general and administrative expenses were relatively consistent between the three months ended December 31, 2014 and 2013. Rent, equipment lease and facilities expenses were $36,772 and $37,101, respectively; marketing costs were $13,198 and $15,300, respectively; depreciation and amortization expenses were $199,931 and $200,018, respectively; and corporate general and administrative expenses were $100,334 and $96,732, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for three month period ended December 31, 2014 was $1,319,291, compared to a net loss of $865,235 during the three months ended December 31, 2013. Our net loss per share for the three month periods ended December 31, 2014 and 2013 was $(0.02) per share. The weighted average number of shares outstanding was 53,701,988 and 50,264,312, respectively, for the three month periods ended December 31, 2014 and 2013.

Nine Month Period Ended December 31, 2014 Compared to the Nine Month Period Ended December 31, 2013

During the nine months ended December 31, 2014, we recorded net revenue of $667,672, compared to $839,129 in net revenue during the nine months ended December 31, 2013. Revenue decreased even though the Company received $375,000 in licensing fees from the Grace Rich joint venture during the nine months ended December 31, 2014, while we received $250,000 in the prior period. Product revenues for the nine months ended December 31, 2014 were $292,672 versus $589,129 in the prior period due to reduced product sales and lower product prices during the nine months ended December 31, 2014.

Cost of goods sold was $1,277,178 for the nine months ended December 31, 2014 versus $1,740,932 for the nine months ended December 31, 2013. Cost of goods sold includes direct and indirect labor costs of $306,533 during the nine months ended December 31, 2014 and $471,333 during the nine months ended December 31, 2013. Depreciation expense of $451,194 and $518,204 was recorded in cost of goods sold during the nine months ended December 31, 2014 and 2013, respectively. The overall decrease in cost of goods sold was due to reduced product sales, reduced depreciation and lower labor expenses from reduced headcount included in cost of goods sold during the nine months ended December 31, 2014 versus the nine months ended December 31, 2013.

We incurred a net amount of $309,695 in professional and consulting fees during the nine months ended December 31, 2014. This amount includes reductions of $343,556 related to the reversal of expenses from the Settlement Agreement, and a reduction of $168,015 for payments made for legal fees from the prior fiscal year by our insurance carrier. Without these adjustments, professional and consulting fees were $821,266 compared to $1,097,030 for the nine months ended December 31, 2013. This reduction is largely due to reduced legal fees. Salary and benefit expenses recognized as general and administrative expenses were $688,368 and $612,405 during the nine months ended December 31, 2014 and 2013, respectively. This increase of $79,963 is the result of the Company recognizing $305,077 in executive severance offset by reductions in compensation expense during the nine months December 31, 2014 versus the nine months ended December 31, 2013.

During the nine months ended December 31, 2014, management evaluated assets included in IPRD and determined that certain projects will no longer be pursued for further development resulting in an impairment charge of $418,065 recognized during the period. There were no impairment charges during the nine months ended December 31, 2013.

The Company reached an agreement with a former legal services provider that allowed the Company to settle outstanding past legal fees from prior fiscal years. This settlement of $165,453 was recorded as forgiveness of legal accounts payable during the nine months ending December 31, 2014.

The other components of our general and administrative expenses were relatively consistent between the nine months ended December 31, 2014 and 2013. Rent, equipment lease and facilities expenses were $108,803 and $112,349, respectively; marketing costs were $32,065 and $41,716, respectively; depreciation and amortization expenses were $600,179 and $599,910, respectively; and corporate general and administrative expenses were $282,593 and $282,091, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for nine month period ended December 31, 2014 was $3,076,011, compared to a net loss of $3,750,006 during the nine months ended December 31, 2013. Our net loss per share for the nine month period ended December 31, 2014 was $(0.06) per share, compared to a net loss per share of $(0.08) for the nine months ended December 31, 2013. The weighted average number of share s outstanding was 51,705,910 and 49,303,267, respectively, for the nine month periods ended December 31, 2014 and 2013.

FINANCIAL CONDITION

At December 31, 2014, we had total assets of $12,483,370, compared to total assets of $12,850,139 at March 31, 2014. We had cash of $1,090,858 at December 31, 2014 compared to cash of $47,987 at March 31, 2014.

Total liabilities at December 31, 2014 were $3,385,107, compared to total liabilities of $2,920,722 at March 31, 2014. Total liabilities at December 31, 2014 were comprised primarily of accounts payable, accrued expenses, customer deposits and notes payables. The increase in total liabilities is primarily due to increases in our notes payable.

The Company had positive working capital (defined as current assets less current liabilities) of $245,810 at December 31, 2014 versus negative working capital of $(2,402,369) at March 31, 2014. This increase in working capital resulted from the Company’s successful equity capital raise and refinancing of its short-term notes payable to long-term notes payable during the nine months ended December 31, 2014.

Total shareholders’ equity was $9,098,263 at December 31, 2014, compared to $9,929,417 at March 31, 2014. Shareholders’ equity decreased $831,154 during the period due to our operating net loss offset by additional paid in capital from the sales of common stock and stock issued in exchange for services and other liabilities.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2014, net cash flows used in operating activities were $(1,518,062) compared to $(1,123,889) for nine months ended December 31, 2013. The net cash flow used in operating activities for the nine months ended December 31, 2014 consists primarily of a net loss of $(3,076,011) offset by depreciation and amortization of $1,111,209, loss on impairment of in-process research and development of $418,065, expense for stock based compensation and stock issued in exchange for services of $189,200, inventory write-downs of $68,722, a decrease in other receivables of $89,192, decreases in accounts payable and customer deposits of $231,900, net increases in other current assets of $(250,541), and a net increase in accrued expenses, deferred revenues and other liabilities of $164,002.

Investing Activities

For the nine month periods ended December 31, 2014 and 2013, net cash flows used in investing activities were $27,007, and $30,486, respectively. These amounts consist of the purchase of property, plant and equipment and comparable for both periods since continue operations has not required substantial additional capital investment.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities. For the nine month periods ended December 31, 2014 and 2013, we generated $2,587,940 and $1,090,129, respectively, from financing activities. The $2,587,940 generated during the nine months ended December 31, 2014 represent the net proceeds from our notes payable refinancing and the equity offering offset by finance charges paid on our note payable.

LIQUIDITY AND CAPITAL RESOURCES

We estimate that existing cash of $1,090,858 as of December 31, 2014, and the estimated revenues generated from the RCDC agreement, will be adequate to meet our current obligations and fund our operations through our cash flow break even. In addition, we anticipate that this cash on hand and expected operational cash flows will be adequate to fund operations over the next twelve months. The timing of sales and the related cash collections under the RCDC agreement may not occur in accordance with our estimates and therefore we may need to raise additional capital. The Company’s market opportunities continue to grow. We may need to raise additional funding if growth opportunities exceed our current projections. As of December 31, 2014, we had no additional lines of credit or other bank financing arrangements other than as described above. Generally, we have financed operations through December 31, 2014 using the proceeds of sales of our common stock and borrowings under our existing credit facilities.

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30. On September 25, 2014, the Board agreed to increase the size of the offering up to 6,666,667 shares to raise up to $2,000,000. The Company closed the offering on December 23, 3014 having issued 6,666,664 shares under this offering and raised $2,000,000. The Company did not incur any material expenses related to the offering. These funds have been used to meet current operating requirements.

On December 16, 2014 the Company entered into a series of agreements with HGI that provided a $2,000,000 secured non-revolving line of credit. On December 18, 2014, $2,000,000 was drawn on the HGI Loan and the Company repaid $1,579,175 to Platinum Capital Partners LP in satisfaction of all outstanding principal and accrued interest on our Notes. The Company plans to utilize the remaining $420,825 drawn on the HGI Loan for general corporate purposes including the funding of operations.

We currently anticipate that our short-term working capital requirements will be sufficiently funded through our existing funds and that our longer term working capital requirements will increase in line with the growth of our business.

MATERIAL COMMITMENTS AND ARRANGEMENTS

On September 16, 2013, the Company entered into the Grace Rich Agreements with SAAMABA, LLC and S21 Research Holdings to form a joint venture with operations in the People’s Republic of China to deploy Scio designed diamond growing machines. Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications. In exchange for the license, the Company received licensing and development revenue and a minority ownership position in the joint venture. In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.

On December 16, 2014, the Company entered into an agreement for the sale and lease of growers with HGI. Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers produced by the Company during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI. The direct profit margin generated from the growers will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement. The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances. The Company will also have the right to repurchase the leased growers upon the occurrence of certain events.

On December 18, 2014 entered into an arrangement with Renaissance Diamonds, Inc. (“Renaissance”) creating Renaissance Created Diamond Company, LLC (“RCDC”). The Company and Renaissance are 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds. RCDC will purchase rough Diamond material from the Company and process and finish the material into finished gemstones for sale to various retailers and other participants in the market for gemstones. Profits generated by RCDC's operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

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

Intangible Assets

Intangible assets, such as acquired in-process research and development (“IPRD”) costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management’s estimate of useful life of any patents when placed in service is a critical judgment. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended December 31, 2014, management evaluated assets included in IPRD and determined that certain projects will no longer be pursued for further development resulting in an impairment charge of $418,065.

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

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, we carried an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014 as a result of the material weakness discussed below.

Remediation of Material Weaknesses in Disclosure Controls and Procedures and Internal Controls over Financial Reporting

In connection with the evaluation described above and prior evaluations, the current management team identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting as of December 31, 2014, in the following areas:

•	Our recently established audit committee of the Board of Directors, has had limited opportunity to oversee our internal controls and procedures, and
•	Limited segregation of duties in certain areas of our financial reporting and other accounting processes and procedures due to our small size.

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

During the period covered by this quarterly report on Form 10-Q, we have made substantial progress in remediating the material weaknesses in our disclosure controls and procedures and internal control over financial reporting, however, we have not been able to fully remediate the material weaknesses. We have taken steps to enhance and improve the design of our internal control over financial reporting including the establishment of a new Board of Directors consisting of a majority of outside and independent directors on June 23, 2014. On July 11, 2014, Gerald McGuire was named President, CEO and Director of the Company. This addition of management to the Board of Directors has greatly enhanced communication in terms of timeliness and substance between the Board and management. On October 29, 2014, the Board of Directors established an Audit Committee that it believes meets the standards established by the NASDAQ. The Audit Committee has been fully functioning since it was established but has only had a short period of time to oversee our internal controls and procedures.

To further remediate such weaknesses, we have implemented or plan to implement the following changes during the remainder of our fiscal year ending March 31, 2015:

•	Our Audit Committee will continue to review and oversee the Company’s internal controls an procedures; and
•	We continue to evaluate the cost-effectiveness of segregating duties in our financial reporting and other accounting processes and procedures.

Changes in Internal Controls

Other than described above in connection with our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 16, 2014, the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company continues to cooperate with this inquiry.

On June 23, 2014, the complaint filed in Mark P. Sennott, et al. v. Edward S. Adams, et al., and Nominal Defendant Apollo Diamond, Inc. Cause No. 6:13-cv-012813-BHH (U.S. District Court for the District of South Carolina) was settled. As of February 10, 2014, the parties to the complaint are waiting for the District Court to issue an order approving the dismissal of the litigation. See Item 1, Note 7 – LITIGATION for more information.

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

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30. On September 25, 2014, the Board agreed to increase the size of the offering up to 6,666,667 shares of common stock to raise up to $2,000,000. The Company closed the offering on December 23, 3014 having issued 6,666,664 shares under this offering and raised $2,000,000. The Company did not incur any material expenses related to the offering. The issuance and sale of the shares has not been registered under the Securities Act, and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The shares have been issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act, based on the following facts: each of the Investors has represented that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act, that it is acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities to the Investors; and the shares were issued as restricted securities.

On October 30, 2014, the Board of Directors approved the issuance of 50,000 shares Bradley Robb to settle $15,000 of liabilities for services rendered to the Company. In addition, on October 30, 2014, the Board approved the issuance of 95,522 shares of stock to an affiliate of our landlord to settle $28,656 of outstanding rent liabilities. The shares issued in each of these transactions were valued at $0.30 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Report:

3.1	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on November 4, 2014).

4.1	Second Amendment to Loan Agreement, dated as of October 16, 2014, by and between the Company and Platinum Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 22, 2014).

10.1	Severance Agreement and General Release, effective September 25, 2014, between the Company and Michael W. McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 1, 2014).(1)

10.2	Loan Agreement dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 22, 2014).

10.3	Security Agreement dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 22, 2014).

10.4	Agreement For the Sale and Lease of Growers dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 22, 2014).

10.5	Renaissance Created Diamond Company, LLC Limited Liability Company Agreement, dated as of December 18, 2014, between the Company and Renaissance Diamond Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 23, 2014).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements*

*	Filed herewith
(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: February 12, 2015	/s/ Gerald McGuire
	By:	Gerald McGuire
	Its:	Chief Executive Officer

Dated: February 12, 2015	/s/ Jonathan Pfohl
	By:	Jonathan Pfohl
	Its:	Chief Financial Officer

