Form 10-K
period 2015-03-31
Scio Diamond Technology Corp
filed 2015-06-29
CIK 1488934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price of the registrant’s common stock on that date, was approximately $20,002,182.

The number of shares of common stock outstanding as of June 23, 2015 $0.001 par value, was 57,516,499.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues or cash flow from operations, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) ) the Company may expend a substantial amount of time and resources in connection with the Securities and Exchange Commission’s (“SEC”) recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business, (6) the Company’s business could be impaired if it fails to comply with applicable regulations, (7) the Company has had significant turnover in management and may not be able to retain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (8) the market for lab-grown diamond may not develop as anticipated, and (9) competition may adversely affect our business.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. You are also urged to review and consider carefully the various disclosures made hereafter by the Company from time to time with its SEC filings.

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

Since July 2012, the Company has been operational with ten diamond growing machines in our Greenville facility.  Through March of 2013, the Company’s production was focused on industrial cutting tool products supplied to a single customer.  Subsequent to March 2013, the Company has expanded its product focus to include diamond gemstone material as well as industrial materials.

On September 16, 2013, the Company entered into a series of agreements with SAAMABA, LLC and S21 Research Holdings (the “Grace Rich Agreements”) to form a joint venture (“Grace Rich LTD”) with operations in the People’s Republic of China (“PRC”) to deploy over 100 Company designed diamond growing machines.  Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company received licensing and development revenue and a 30% ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.  The Company does not control the joint venture and is not required to make any on-going funding contributions to the joint venture and our ownership stake cannot be reduced from 30%.

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

On December 18, 2014 entered into an arrangement with Renaissance Diamonds, Inc. (“Renaissance”) creating Renaissance Created Diamond Company, LLC (“RCDC”).   The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds.  RCDC will purchase rough diamond material from the Company and process and finish the material into finished gemstones for sale to various retailers and other participants in the market for gemstones.  Profits generated by RCDC's operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

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

Prior to October 1, 2011, the Company was a development stage company. Developmental activities ceased and the Company commenced producing diamond materials in July 2012.  Less than three years into production, the Company is already in the initial phases of commercializing the Diamond Technology and its goal is to become a preferred manufacturer of single crystal diamond and a leading global supplier of diamond materials for multiple applications. The Company hopes to further shape the evolution of various markets for its product and to leverage the technical foundation of the Diamond Technology by expanding into strategic partnerships with select industry leaders with distribution channels already in place to capture high value application opportunities.

As of March 31, 2015, nearly all of the Company’s production capacity is being sold for use in the gemstone market.  As of March 31, 2015 we had generated $3,026,282 in cumulative net revenue. Through March 31, 2015, over 50% of our product has been sold overseas and 100% of these sales have been to external customers and to our joint venture partners as discussed in Item 8, Notes 10 and 11.

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

The Diamond Technology provides a materials production platform and is supported by intellectual property, including trade secrets, 36 issued patents (27 in the United States and 9 in foreign jurisdictions).

Our Diamond Technology utilizes CVD growth technology to produce diamond crystals. This technology utilizes a highly scalable manufacturing process for producing large size, high-quality diamond crystals at a low cost. Unlike the high-pressure, high-temperature (“HPHT”) process, the Diamond Technology process allows for concurrent production of multiple diamond crystals.

The Company’s diamond crystals are grown on small slices of diamond called “seeds” that the Company either grows internally or acquires from third parties.  Over time, the Company has been able to transition to larger seeds than previously used.  This transition allows the Company to see a substantial increase in the size of the material it is producing and allows for the Company to better match its production to specific customer needs.

In addition to utilizing larger “seeds,” our process can also be scaled through larger capacity diamond growing machines.  The Company has successfully developed 4-inch growing technology that allows for up to a 100% increase in production capacity from the current 3-inch growing technology.  The Company is implementing this new technology across its production platform and anticipates being substantially complete with the upgrade during the first fiscal quarter of 2016.

Finally, we expect that as we increase our production levels, our production costs per carat will actually decrease due to economies of scale.

Facilities

The Company’s production facility is located in Greenville, South Carolina.  This facility, covering 9,470 square feet of leased space including both our headquarters and our production facility, was substantially completed and ready for production as of June 30, 2012. Ten of the production reactors purchased from ADI were installed in the facility and are currently operating.  The Company is the process of adding two additional reactors to the Greenville facility which we believe is the maximum capacity of this facility.

The Grace Rich LTD joint venture’s production facility is under development in the PRC and is not operational as of March 31, 2015.

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

Gemstones

Within the gemstone industry, our single-crystal diamond can be used in jewelry products requiring the highest quality gemstones and can be regularly grown in matched color sets ranging in polished sizes from 5-points (0.05 carats) to over 1.50 carats. Our diamond may be well suited for jewelry featuring matching diamond of various sizes, clarities and colors, diamond engagement rings, and fashion jewelry. The potential consistency and other potential characteristics of lab-grown diamond gemstones grown using the Diamond Technology may provide advantages over their mined counterparts in areas that matter to jewelers, jewelry manufacturers and consumers, with potential characteristics such as:

•	Equal quality and brilliance of diamond product;
•	Matched sizes, colors and clarities (particularly in goods ranging in sizes from 0.05 - 0.50 carats);
•	Consistency of diamond finish due to high quality;
•	Opportunity for color palette of diamond gemstones; and
•	Lack of negative issues related to environmental and social concerns.

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

Commercial, Industrial and Technological Applications

Diamond has exceptional qualities for use in advanced electronics and optics applications, but to date, development progress has been slow because of, among other things, diamond’s relative scarcity and high cost. Diamond’s unique hardness, clarity and thermal characteristics have made it highly desirable for scientific use for decades. However, material consistency issues and economics have created barriers to mass application adoption of diamond. We believe that our patented technology and production approach give us the ability to improve the quality and lower the cost of producing diamond materials, creating the opportunity for usage in a wider range of applications.

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

The Company anticipates several opportunities to monetize our patented technology and production approach in various technological applications. Pursuit of these opportunities is expected to be directed in part in concert with strategic partners.

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

The diamond and diamond-like materials historically used in the development of these non-gem applications have various limitations that have formerly impeded progress in optoelectronics and other technology applications. As our production volume increases and manufacturing costs continue to decrease due to our capacity expansion, we anticipate that our diamond materials will provide a viable and potentially economically preferred alternative for many of these highly-valued electronic, optical and industrial applications.

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

Companies that produce lab-grown diamond and who may compete with the Company in one or more of its markets include Element Six (South Africa), a privately held subsidiary of De Beers, AOTC Group NV (Netherlands), Pure Grown Diamond/IIa Technologies (USA, Singapore & Malaysia), Washington Diamond/Carnegie Institute, Sumitomo Electric Industries, Ltd. and Cornes Technologies (Japan). Other companies could seek to introduce lab-grown diamond or other competing diamond or to develop competing processes for production of lab-grown diamond and diamond materials. We believe that competition will increase as demand for diamond materials increases for use in industrial and technology applications and as lab-grown diamonds continue to gain market acceptance.

Raw Materials

The principal raw materials used in the manufacture of our products are diamond seeds and certified high purity bottled gases. Certain diamond seeds are purchased from other diamond material producers, but the Company maintains its primary seed inventory through its self-sustaining seed production. Seeds are re-used through multiple production runs.

Our manufacturing process is dependent upon large amounts of electrical power delivered on an uninterrupted basis. The Company has worked with the local electric utility, a Fortune 200 company, to build and operate equipment at its manufacturing site that meets its needs. This equipment is provided to the Company on a long-term operating lease, which includes warranty, maintenance, and the delivery of electrical power at attractive per kilowatt/hour rates.

Customers

In July 2012 the Company began to produce diamond material and entered into a purchase order with an international supplier of precision diamond cutting tools pursuant to which the Company has been providing CVD single crystal diamond in specified wafer sizes.  At March 31, 2013, the Company had largely fulfilled its initial purchase order with this customer.  Since then, the Company has aggressively expanded its customer base with a focus on the gemstone marketplace.  During the year ended March 31, 2015, the Company had 31 customers purchasing various materials for industrial and gemstone applications.

If we continue to reliably manufacture diamond products and are successful in expanding our manufacturing capacity, we anticipate that we will experience increased demand for our products both domestically and internationally, given the potential demand for diamond, the variety of potential uses for these products in gemstone, high tech applications, alternative energy technologies, and defense technologies.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At March 31, 2015, we held the following number of patents:

Jurisdiction	No. of Patents
United States	27
Foreign	9
Total	36

During the fiscal year ended March 31, 2015, the Company had one new patent granted in the United States.  This patent expanded our intellectual property rights related to our Diamond Technology.

All of the Company’s patents have various lives based on the date of issue.  Expiration of individual patents is expected to occur between 2019 and 2032.

Our research and development staff will continue efforts to develop proprietary manufacturing processes and equipment designed to enhance our manufacturing facilities and reduce costs.

We also own various trademarks and trade secrets that we developed within the Company or acquired from ADI and ADGC.

Distribution

Through March 31, 2015 the Company has had a limited number of customers.  The Company has distributed its products directly to these customers without using intermediaries or distributors.

Joint Ventures

On September 16, 2013, the Company entered into the Grace Rich Agreements to form a joint venture with operations in the PRC.  This joint venture is to initially deploy 100 Scio-designed diamond growing machines.  The Company has licensed its proprietary technology for the manufacture of diamond gemstones to the joint venture to produce material of agreed upon specifications.  In exchange for the license, the Company has received licensing and development revenue and a 30% non-dilutable ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.  The Company is assisting the joint venture with the initial deployment of the licensed technology and the development of its production facility.  The Company does not control the joint venture and is not required to make any on-going funding contributions.

On December 18, 2014, the Company entered into an arrangement with Renaissance Diamonds, Inc. (“Renaissance”) creating Renaissance Created Diamond Company, LLC (“RCDC”).   The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds.  RCDC will purchase rough diamond material from the Company and process and finish the material into finished gemstones for sale to various retailers and other participants in the market for gemstones.  Profits generated by RCDC's operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

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

Research and Development

Our research and development activities have been limited to date as we have focused first on establishment of our production facility and immediately thereafter on production of diamond materials for commercial purposes. We expect to invest in new technology and intellectual property development to further improve production efficiencies and develop new products in the future.

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

Employees

We had eight full-time employees as of March 31, 2015.

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

We have had significant turnover in our executive officers.  Our success depends in part upon our ability to retain the services of certain executive officers and other key employees and on the skills, experience and performance of senior management and certain other key personnel, most of whom have either never worked together or who have worked together for only a short period of time. The loss of the services of our executive officers or other key employees would have a material adverse effect on our business, operating results and financial condition. Because we are in the early stages of commercialization, we are also dependent on our ability to recruit, retain and motivate personnel with technical, manufacturing and chemical vapor deposition process skills. There are a limited number of personnel with these qualifications and competition for such personnel may be intense. Our inability to attract, integrate and retain additional qualified key personnel would materially adversely affect our business, operating results and financial condition.

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

The Company has generated limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, September 17, 2009, through March 31, 2015, the Company has an accumulated deficit of ($18,738,915). We are currently generating limited revenues and expect to continue to generate revenue in the future, but there can be no assurances that we will ever generate sufficient revenues to achieve profitability. If we do achieve profitability, there can be no assurances that we can sustain or increase profitability.

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

The Company continues to receive a “going concern” qualification in our financial statements that might create additional doubt about our ability to stay in business, which could result in a total loss of investment by our stockholders.

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

Widespread consumer acceptance of lab-grown diamond gemstones is still developing. At this time, the Company is aware that it may be competing with companies that produce lab-grown diamond for industrial and gemstone markets, including Pure Grown Diamond/IIa Technologies, Washington Group, D’Nea, Element Six, and Sumitomo. We believe that as lab-grown diamond continues to gain widespread commercial and consumer acceptance, the more competition can be expected to increase. Increased competition could result in a decrease in the price expected to be charged by the Company for our diamond or reduce demand for our diamond, which would have a material adverse effect on our business, operating results and financial condition.

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

There can be no assurances that:

•	The scope of any patent protection will be effective to exclude competitors or provide competitive advantages to us;
•	We will be able to commercially exploit any issued patents before they expire;
•	Any of the patents held will be held valid if subsequently challenged;
•	Others will not claim rights in or ownership of, the patents and other proprietary rights acquired or produced by the Company;
•	Our diamond will not infringe, or be alleged to infringe, the proprietary rights of others; or
•	We will be able to protect meaningful rights in proprietary technology over which the party does not hold patents.

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

                As of June 23, 2015, the Company had 57,516,499 shares of common stock outstanding.  As of the date of the Settlement Agreement, the total number of shares subject to the voting agreements related to the settlement agreement is 17,492,928 or approximately 30% of the outstanding shares.  Therefore, the Save Scio Group and the Adams Group collectively have considerable influence to:

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

There is a limited active public market for any of our securities, which are not listed on any stock exchange, and transfer of our securities is restricted.

There is presently a limited active public market for our securities, and there can be no assurance that a trading market will continue to develop or, if developed, that it will be maintained. Our common stock is not listed on any stock exchange and it is currently quoted on the OTC Bulletin Board and OTC PINK marketplace under the ticker “SCIO”. We believe that we currently may not have enough stockholders or outstanding shares to support an active trading market, even if our common stock were listed on a recognized trading exchange.  There can be no assurance that our investors will be able to resell any of our securities at any price. The Company makes no representation to investors regarding the value of its securities, and, particularly in light of the thin trading in the Company’s securities; trading prices may or may not reasonably reflect the intrinsic value, if any, of the Company’s securities.

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

There is currently a limited trading market for our common stock and we can provide no assurance that a significant market will develop. Our common stock currently trades on the OTC Bulletin Board and the OTC PINK marketplace.  We may decide to apply for listing of our common stock on a U.S. and/or foreign exchange. However, we can provide no assurances that we will apply or that our common stock would be accepted for listing on any stock exchange. Accordingly, we can provide investors with no assurance that our shares will be traded on a U.S. and/or foreign exchange or, if traded, that a significant active public trading market will materialize. If no active trading market is ever developed for our shares, it will be difficult for stockholders to sell their shares.

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

Significant deficiencies in our disclosure controls and procedures or our failure to remediate such deficiencies could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our common stock price.

We have identified significant deficiencies in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, necessary to ensure that adequate review of our financial statements and notes thereto is performed, and have concluded that our internal control over financial reporting was not effective as of March 31, 2015. These significant deficiencies and our remediation plans are described further in Item 9A. Deficiencies in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate significant deficiencies at all. Any material deficiency or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

Annual rental payments for the next five fiscal years for these facilities are as follows:

2016	$224,410
2017	224,410
2018	224,410
2019	224,410
2020	—
2021 and thereafter	$—

ITEM 3.  LEGAL PROCEEDINGS.

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.   As of March 31, 2015 there were no material outstanding claims by the Company or against the Company.

In May 2014, the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company is fully cooperating with this ongoing inquiry.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board and OTC PINK marketplace under the ticker “SCIO”. Because we are quoted on the OTC Bulletin Board, our common stock is less liquid, may receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

The following table sets forth the quarterly high and low bid prices for our common stock for the fiscal years ending March 31, 2014 and 2015, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended March 31, 2014	High	Low
First Fiscal Quarter	$1.00	$0.31
Second Fiscal Quarter	0.54	0.15
Third Fiscal Quarter	0.51	0.26
Fourth Fiscal Quarter	0.40	0.15

Fiscal Year Ended March 31, 2015	High	Low
First Fiscal Quarter	$0.75	$0.22
Second Fiscal Quarter	0.55	0.32
Third Fiscal Quarter	0.97	0.28
Fourth Fiscal Quarter	1.42	0.80

As of June 23, 2015, there were 57,516,499 shares of common stock outstanding held by approximately 790 stockholders of record.

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

At the request of the then Board of Directors, the Company entered into an agreement, effective April 12, 2014, with Mr. Joseph Cunningham to provide consulting services to the Company.  Under this agreement, the Company agreed to provide Mr. Cunningham $4,000 and 20,000 shares of common stock per month in exchange for his professional services to the Company.  This contract expired in August 2014.  During the fiscal year ended March 31, 2015, the Company issued 80,000 shares to Mr. Cunningham.  These shares were valued at an average of $0.43 per share based on the closing prices of the shares on the dates of grant and the Company recognized $34,200 in professional and consulting fee expense for these shares during the fiscal year ended March 31, 2015.

On June 20, 2014, the then Board of Directors granted restricted stock grants to Mr. Michael Laub of 50,000 shares for previously performed services rendered to the Company.  While the Company did not recognize expense for this restricted stock grant since it was in exchange for expenses previously accrued by the Company, the shares provided Mr. Laub were valued at $0.24 per share.

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

On March 12, 2015, the Board of Directors approved the issuance of 333,333 shares to Neil Koppel to settle $100,000 of liabilities for inventory provided to the Company.  The shares issued in this transaction were valued at $0.30 per share, the closing price of our stock on the date the inventory was acquired.

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

On September 16, 2013, the Company entered into the Grace Rich Agreements to form a joint venture with operations in the People’s Republic of China to deploy at least 100 Scio designed diamond growing machines.  Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing and development revenue and a 30% ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.  The Company is not required to make any on-going funding contributions to the joint venture and its ownership stake cannot be reduced from 30%.

            On December 16, 2014, the Company entered into the Grower Sale-Lease Agreement with HGI.  Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers produced by the Company during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI.  The direct profit margin generated from the growers will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement.  The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances.  The Company will also have the right to repurchase the leased growers upon the occurrence of certain events.

                On December 18, 2014 entered into an arrangement with Renaissance creating RCDC.   The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds.  RCDC will purchase rough diamond material from the Company and process and finish the material into finished gemstones for sale to various retailers and other participants in the market for gemstones.  Profits generated by RCDC's operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

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

While the Company product offering continues to include industrial products, as of March 31, 2015 nearly all of the Company’s production capacity is being sold as gemstone materials.  As of March 31, 2015, we had generated $3,026,282 in net revenue since inception from sales of our diamond materials and licensing of our technology.  To date, over 50% of our product has been sold overseas and 100% of these sales have been to external customers and our joint venture partners as discussed in Item 8, Notes 10 and 11.  We expect continued development of an international market for our diamond materials.

See Part I, Item 1. (Business) for additional information regarding our business.

Significant Partner Agreements

On September 16, 2013, the Company entered into the Grace Rich Agreements to form a joint venture with operations in the People’s Republic of China to deploy at least 100 Scio designed diamond growing machines.  Under the Grace Rich Agreements, the Company has agreed to license its proprietary technology for the manufacture of diamond gemstones of agreed upon specifications.  In exchange for the license, the Company will receive licensing and development revenue and a 30% ownership position in the joint venture.  In addition to the licensed technology, the Grace Rich Agreements include obligations for the Company to provide and be compensated for technology consulting services to the joint venture to support the start-up of operations.  The Company is not required to make any on-going funding contributions to the joint venture and its ownership stake cannot be reduced from 30%.

                On December 16, 2014, the Company entered into the Grower Sale-Lease Agreement with HGI.  Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers produced by the Company during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI.  The direct profit margin generated from the growers will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement.  The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances.  The Company will also have the right to repurchase the leased growers upon the occurrence of certain events.

                On December 18, 2014 entered into an arrangement with Renaissance creating RCDC.   The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds.  RCDC will purchase rough diamond material from the Company and process and finish the material into finished gemstones for sale to various retailers and other participants in the market for gemstones.  Profits generated by RCDC's operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements as of March 31, 2015.

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

For product sales to our joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped.  We currently recognize revenue when the joint venture partner sells the finished goods manufactured from our materials.  Licensing and development revenues are recognized in the month as detailed in appropriate licensing and development contracts. In the event that licensing funds are received prior to the contractual commitment, The Company will recognize deferred revenue (liability) for the amount received.

Inventories

                Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method.  The components of inventories include raw materials and supplies, work in process and finished good.

                The Company has periodically experienced selling prices that were lower than cost and as a result has recorded a lower of cost or market write down to the value of our inventory.  The estimation of the total write-down to inventory involves management judgments and assumptions, including assumptions regarding future selling price forecasts, the estimated costs to complete and disposal costs.

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

A substantial portion of the Company’s patent portfolio is considered in service due to the inherent value of the patents to our on-going manufacturing operations. Through March 31, 2015, the Company has allocated $8,135,063 to patents that are being amortized over a period ranging from 6.75 years to 19.46 years corresponding to their remaining life.

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

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2015 Compared to the Fiscal Year Ended March 31, 2014

During the fiscal year ended March 31, 2015, we recorded net revenue of $726,193, compared to $1,418,341 in net revenue during the fiscal year ended March 31, 2014.   A portion of this decrease is due to the Company receiving $375,000 in licensing fees from the Grace Rich joint venture during the fiscal year ended March 31, 2015, while we received $625,000 in the prior period.  The Company does not anticipate receiving any additional licensing revenues from the Grace Rich joint venture until it is expected to be operational during calendar year 2016.  Product revenues for the fiscal year ended March 31, 2015 were $351,193 versus $793,341 in the prior period.  The Company deferred $215,375 in product revenues for sales to the RCDC joint venture during the fiscal year ended March 31, 2015.  The remaining reduction in revenue is due to reduced product sales and lower product prices during the fiscal year ended March 31, 2015.

Cost of goods sold was $1,497,465 for the fiscal year ended March 31, 2015 versus $2,321,534 for the fiscal year ended March 31, 2014.  The Company deferred costs related to deferred revenue from sales to the RCDC joint venture of $179,969 during the fiscal year ended March 31, 2015.  Cost of goods sold includes direct and indirect labor costs of $397,767 during the fiscal year ended March 31, 2015 and $577,200 during the fiscal year ended March 31, 2014.  Depreciation expense of $603,604 and $683,572 was recorded in cost of goods sold during the fiscal years ended March 31, 2015 and 2014, respectively.  The overall decrease in cost of goods sold was due to reduced product sales, increased deferred costs, reduced depreciation, and lower labor expenses included in cost of goods sold during the fiscal year ended March 31, 2015 versus the year ended March 31, 2014.

                We incurred a net amount of $566,154 in professional and consulting fees during the fiscal year ended March 31, 2015.  This amount includes reductions of $343,556 related to the reversal of expenses from the Settlement Agreement, and a reduction of $168,015 for payments made for legal fees from the prior fiscal year by our insurance carrier. Without these adjustments, professional and consulting fees were $1,077,725 compared to $1,272,212 for the fiscal year ended March 31, 2014.   This reduction of $194,487 is largely due to reduced legal fees.  Salary and benefit expenses recognized as general and administrative expenses were $821,272 and $723,805 during the fiscal years ended March 31, 2015 and 2014, respectively.  This increase of $97,467 is the result of the Company recognizing $305,077 in executive severance offset by reductions in compensation expense during the fiscal year ended March 31, 2015 versus the fiscal year ended March 31, 2014.

                The other components of our general and administrative expenses were relatively consistent between the fiscal year ended March 31, 2015 and 2014.  Rent, equipment lease and facilities expenses were $145,252 and $150,502, respectively; marketing costs were $59,727 and $49,216, respectively; depreciation and amortization expenses were $798,477 and $799,928, respectively; and corporate general and administrative expenses were $345,263 and $379,552, respectively.

                The Company reached an agreement with a former legal services provider that allowed the Company to settle outstanding past legal fees from prior fiscal years.  This settlement of $165,453 was recorded as forgiveness of legal accounts payable during the fiscal year ended March 31, 2015.

                During the fiscal year ended March 31, 2015, management evaluated intangible assets included in IPRD and determined that certain projects will no longer be pursued for further development resulting in an impairment charge of $418,065 recognized during the period. There were no impairment charges during the fiscal year ended March 31, 2014.

During the fiscal year ended March 31, 2015, the Company evaluated fixed assets acquired from ADI and disposed of obsolete equipment with a book value of $162,609 and assets held for sale of $20,000.  The Company made a similar evaluation in the fiscal year ending March 31, 2014 that resulted in a loss on disposal of fixed assets of $129,308 and an impairment of fixed assets charge of $381,798 during that fiscal year.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses.  Our net loss for fiscal year ended March 31, 2015 was $4,141,653, compared to a net loss of $4,950,953 during the fiscal year ended March 31, 2014.  Our net loss per share for the fiscal year ended March 31, 2015 was $(0.08) per share, compared to a net loss per share of $(0.10) for the fiscal year ended March 31, 2014.  The weighted average number of shares outstanding was 53,025,462 and 49,548,045, for the fiscal years ended March 31, 2015 and 2014, respectively.

FINANCIAL CONDITION

At March 31, 2015, we had total assets of $12,231,394 compared to total assets of $12,850,139 at March 31, 2014. This decrease in assets was primarily related to write downs and depreciation of fixed assets and impairment charges and amortization of intangibles, more than offsetting increases in current assets.   We had cash of $767,214 at March 31, 2015 compared to $47,987 at March 31, 2014.  This increase is due to the Company increasing its borrowings on its notes payable and proceeds from common stock sales.  At March 31, 2015 the Company’s accounts receivables had increased by $201,844 from March 31, 2014.  This increase is due to outstanding receivables from RCDC.  At March 31, 2015, the Company had deferred $179,969 of contract costs related to deferred revenues from sales to the RCDC joint venture.  There we no deferred contract costs at March 31, 2014.  The increase in inventory of $142,943 was primarily due to higher finished goods inventory including gemstone materials of $70,664 and higher diamond seed material included in raw material and supplies of $22,847.

Total liabilities at March 31, 2015 were $4,098,772 compared to total liabilities of $2,920,722 at March 31, 2014.  This increase is largely the result of the Company’s borrowings under our notes payable and deferred revenue from sales to RCDC during the year ended March 31, 2015.

The Company had positive working capital (defined as current assets less current liabilities) of $86,254 at March 31, 2015 versus $(2,402,369) at March 31, 2014.  The most substantial change in working capital was due to the Company’s refinancing of short-term notes payable into long-term notes payable.  This refinancing improved the working capital of the Company by $1,412,060.  Beyond this refinancing, the major reason for the improvement in working capital was the increase in borrowing on our long-term notes payable and our sale of common stock that provided the Company additional cash resources.

Total shareholders’ equity was $8,132,622 at March 31, 2015, compared to $9,929,417 at March 31, 2014. Shareholders’ equity decreased during the year primarily due to continuing net losses increasing the Company’s accumulated deficit more than offsetting increase in additional paid in capital from our common stock offerings.

CASH FLOWS

Operating Activities

The Company has not generated positive cash flows from operating activities. For the year ended March 31, 2015, net cash flows used in operating activities were $(2,131,217) compared to $(1,364,820) for the year ended March 31, 2014.  The net cash flow used in operating activities for the year ended March 31, 2015 consists primarily of a net loss of $(4,141,653) offset by depreciation and amortization of $1,476,916, loss on disposal of equipment of $182,609, loss on impairment of in-process research and development of $418,065, expenses for stock issued in exchange for services of $77,858, employee stock based compensation of $155,000, income of $(29,041) from joint venture, an increase in current assets of $(157,706) and a decrease in current and other liabilities of $(113,265).

Investing Activities

For the year ended March 31, 2015, net cash flows used in investing activities were $(237,496), consisting primarily of the purchases of property, plant, and equipment.  Net cash flows used in investing activities were $(71,889) for the year ended March 31, 2014.  This increase is due to the Company’s purchases of fixed assets for the expansion of its production facility during the year ended March 31, 2015.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity and debt instruments. For the years ended March 31, 2015 and March 31, 2014, we generated $3,087,940 and $1,261,439 from financing activities, respectively.  The cash generated during the year ended March 31, 2015 was primarily from the sale of common stock and the net additional borrowings on the Company’s note payable facility.

LIQUIDITY AND CAPITAL RESOURCES

                We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.

                As of March 31, 2015, our cash balance was $767,214.  This amount is not expected to be adequate to fund our operations over the next fiscal year ending March 31, 2016.  As of March 31, 2015, we had no additional lines of credit or other bank financing arrangements other than as described in Item 8, Note 3.  Generally, we have financed operations through March 31, 2015 through the proceeds of sales of our common stock and borrowings under our existing credit facilities.    The Company is pursuing additional issuances of equity capital to meet operating cash requirements.

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

                On December 18, 2014 entered into an arrangement with Renaissance creating RCDD.   The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds.  RCDC will purchase rough Diamond material from the Company and process and finish the material into finished gemstones for sale to various retailers and other participants in the market for gemstones.  Profits generated by RCDC's operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Scio Diamond Technology Corporation

We have audited the accompanying balance sheets of Scio Diamond Technology Corporation (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scio Diamond Technology Corporation as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP

Greenville, South Carolina

June 29, 2015

SCIO DIAMOND TECHNOLOGY CORPORATION

BALANCE SHEETS
As of March 31, 2015 and 2014

	March 31,	March 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$767,214	$47,987
Accounts receivable	243,929	42,085
Other receivables	—	89,192
Deferred contract costs	179,969	—
Inventory	295,760	152,817
Prepaid expenses	57,012	79,078
Prepaid rent	23,050	23,050

Total current assets	1,566,934	434,209

Property, plant and equipment
Facility	904,813	899,499
Manufacturing equipment	2,927,761	3,171,656
Other equipment	71,059	71,059
Construction in progress	207,252	—

Total property, plant and equipment	4,110,885	4,142,214
Less accumulated depreciation	(1,543,652)	(1,029,212)
Net property, plant and equipment	2,567,233	3,113,002

Intangible assets, net	8,047,948	9,240,640
Prepaid rent, noncurrent	19,238	42,288
Investment in joint venture – RCDC	30,041	—
Other assets	—	20,000

TOTAL ASSETS	$12,231,394	$12,850,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$1,412,060
Accounts payable	708,760	671,782
Customer deposits	38,603	179,610
Deferred revenue	215,375	—
Accrued expenses	517,942	573,126

Total current liabilities	1,480,680	2,836,578

Notes payable, non-current	2,500,000	—
Other liabilities	118,092	84,144

TOTAL LIABILITIES	4,098,772	2,920,722

Common stock, $0.001 par value, 75,000,000 shares authorized; 56,531,499 and 50,739,312 shares issued and outstanding at March 31, 2015 and 2014, respectively	56,532	50,739
Additional paid-in capital	26,815,005	24,476,940
Accumulated deficit	(18,738,915)	(14,597,262)
Treasury stock, no and 1,000,000 shares at March 31, 2015 and 2014, respectively	—	(1,000)

Total stockholders’ equity	8,132,622	9,929,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,231,394	$12,850,139

The accompanying notes are an integral part of these financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
For the years ended March 31, 2015 and 2014

	Year Ended	Year Ended
	March 31, 2015	March 31, 2014
Revenue
Product revenue, net	$351,193	$793,341
Licensing revenue	375,000	625,000

Revenues, net	726,193	1,418,341

Cost of goods sold
Cost of goods sold	1,497,465	2,321,534

Gross margin (deficit)	(771,272)	(903,193)

General and administrative expenses
Professional and consulting fees	566,154	1,272,212
Salaries and benefits	821,272	723,805
Rent, equipment lease and facilities expense	145,252	150,502
Marketing costs	59,727	49,216
Depreciation and amortization	798,477	799,928
Corporate general and administrative	345,263	379,552
Forgiveness of legal accounts payable	(165,453)	—
Loss on impairment of in-process research and development	418,065	—
Loss on disposal of equipment	182,609	129,308
Loss on impairment of fixed assets	—	381,798

Total general and administrative expenses	3,171,366	3,886,321

Loss from operations	(3,942,638)	(4,789,514)

Other income (expense)
Income from joint venture – RCDC	29,041	—
Interest expense	(228,056)	(161,439)

Net loss	$(4,141,653)	$(4,950,953)

Loss per share
Basic:
Weighted average number of shares outstanding	53,025,462	49,548,045
Loss per share	$(0.08)	$(0.10)
Fully diluted:
Weighted average number of shares outstanding	53,025,462	49,548,045
Loss per share	$(0.08)	$(0.10)

The accompanying notes are an integral part of these financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOW
For the years ended March 31, 2015 and 2014

	Year Ended	Year Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net loss	$(4,141,653)	$(4,950,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,476,916	1,574,418
Loss on disposal of equipment	182,609	129,308
Loss on impairment of fixed assets	—	381,798
Loss on impairment of in-process research and development	418,065	—
Expense for stock and inventory issued in exchange for operating expenses	77,858	421,496
Income from joint venture – RCDC	(29,041)	—
Employee stock based compensation	155,000	193,150
Inventory write down	68,722	100,557
Changes in assets and liabilities:
Decrease in accounts receivable	13,531	26,957
Decrease/(increase) in other receivables	89,192	(89,192)
Decrease/(increase) in prepaid expenses, rent and other assets	(37,517)	44,260
Decrease/(increase) in inventory	(291,634)	258,127
Increase in accounts payable	36,978	386,131
(Decrease)/increase in customer deposits	(141,007)	179,610
Decrease in accrued expenses	(43,184)	(54,436)
Increase in other liabilities	33,948	33,949

Net cash used in operating activities	(2,131,217)	(1,364,820)

Cash flows from investing activities:
Purchase of property, plant and equipment	(236,496)	(71,889)
Investment in joint venture – RCDC	(1,000)	—

Net cash used in investing activities	(237,496)	(71,889)

Cash flows from financing activities:
Proceeds from sale of common stock - net of fees	2,000,000	129
Proceeds from notes payable	2,653,615	1,412,060
Finance charges paid on note payable	—	(150,750)
Payments on notes payable	(1,565,675)	—

Net cash provided by financing activities	3,087,940	1,261,439

Change in cash and cash equivalents	719,227	(175,270)
Cash and cash equivalents, beginning of period	47,987	223,257

Cash and cash equivalents, end of period	$767,214	$47,987

The accompanying notes are an integral part of these financial statements.

(continued)

SCIO DIAMOND TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOW
For the years ended March 31, 2015 and 2014
(Continued)

	Year Ended	Year Ended
	March 31, 2015	March 31, 2014

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$84,165	$18,874
Income taxes	$—	$—

Non-cash investing and financing activities:
Payment of accounts payable and accrued expenses with common stock	$112,000	$81,761
Manufacturing equipment transferred to assets held for sale	$—	$20,000

The accompanying notes are an integral part of these financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended March 31, 2015 and 2014

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2013	47,736,812	$47,737	$23,789,478	(1,000,000)	$(1,000)	$(9,646,309)	$14,189,906

Common stock issued in exchange for consulting services	1,002,500	1,002	318,198	—	—	—	319,200
Common stock issued in exchange for past legal services	1,000,000	1,000	163,000	—	—	—	164,000
Administrative fee received for previous stock issuance	—	—	129	—	—	—	129
Common stock issued for indemnification of legal settlement	1,000,000	1,000	(1,000)	—	—	—	—
Employee stock based compensation	—	—	193,150	—	—	—	193,150
Warrants issued in exchange for consulting services	—	—	13,985	—	—	—	13,985
Net loss for the fiscal year ended March 31, 2014	—	—	—	—	—	(4,950,953)	(4,950,953)
Balance, March 31, 2014	50,739,312	50,739	24,476,940	(1,000,000)	(1,000)	(14,597,262)	9,929,417

Common stock issued in exchange for operating expenses and inventory	558,856	559	177,299	—	—	—	177,858
Common stock issued in exchange for past consulting services	50,000	50	11,950	—	—	—	12,000
Retirement of treasury stock	(1,000,000)	(1,000)	—	1,000,000	1,000	—	—
Common stock issued for cash @ $0.30 per share	6,666,664	6,667	1,993,333	—	—	—	2,000,000
Common stock returned to Company and cancelled	(1,000,000)	(1,000)	1,000	—	—	—	—
Employee stock based compensation	516,667	517	154,483	—	—	—	155,000
Net loss for the fiscal year ended March 31, 2015	—	—	—	—	—	(4,141,653)	(4,141,653)
Balance, March 31, 2015	56,531,499	$56,532	$26,815,005	—	$—	$(18,738,915)	$8,132,622

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended March 31, 2015, management has responded to these circumstances by taking the following actions:

⋅	Raised $2 million in equity investment in the Company in the form of private placements of common shares to accredited investors. Funds have been used to fund current operations;
⋅
Raised $2.5 million in investment in the Company in the form of secured debt.  Funds have been used to re-finance higher interest rate secured debt, the expansion of our operations and to fund current operations;

⋅	Established a joint venture with Renaissance Diamonds, Inc. focused on the creation of recipes and procedures to develop, market, and sell lab-grown fancy-colored diamonds; and
⋅	Enhanced efforts on expanding and optimizing production of existing manufacturing capabilities.

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

Fair Value of Financial Instruments

The  carrying  value  of  cash and cash equivalents,  accounts receivable, accounts  payable  and  notes  payable  approximate  their  fair  value  due  to  the  short-term nature of  these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less when purchased to be cash equivalents.  At March 31, 2015 and 2014, the Company held no cash equivalents.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	March 31,
	2015	2014
Common stock options and warrants	5,799,295	9,609,295

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company also maintains a provision for estimated returns and allowances based upon historical experience.  The Company has determined that an allowance was not necessary at March 31, 2015 or 2014.

Other Receivables

As of March 31, 2014, the Company considered a pending insurance settlement over the actions of a Company supplier of $89,192 as an other receivable.  This settlement was paid during the fiscal year ended March 31, 2015.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method.  The components of inventories are as follows:

	March 31,	March 31,
	2015	2014
Raw materials and supplies	$58,390	$35,543
Work in process	31,371	25,611
Finished goods	205,999	91,663
	$295,760	$152,817

During the first fiscal quarter of the fiscal year ended March 31, 2015, we experienced selling prices that were lower than cost and as a result recorded a lower of cost or market write down of $68,722 to the value of our inventory which is included in cost of good sold.  During the fiscal year ended March 31, 2014, the Company recorded a lower of cost or market write down to inventory of $100,557 which is included in cost of goods sold.  The estimation of the total write-down to inventory involves management judgments and assumptions, including assumptions regarding future selling price forecasts, the estimated costs to complete and disposal costs.

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight line basis beginning at the time it is placed in service, based on the following estimated useful lives:

Years
Machinery and equipment	3–15
Furniture and fixtures	3–10
Engineering equipment	5–12

Leasehold improvements which are included in facility fixed assets on the balance sheet are depreciated over the lesser of the remaining term of the lease or the life of the asset (generally three to seven years).

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Manufacturing equipment was placed into service beginning July 1, 2012.  The Company incurred total depreciation expense of $619,656 and $700,690 for the years ended March 31, 2015 and 2014, respectively.

During the fiscal year ended March 31, 2015, the Company disposed of assets held for sale of $20,000 and of fixed assets that were no longer necessary for the Company’s operations with a net book value of $162,609.  During the fiscal year ended March 31, 2014, the Company closed its operations in Hudson, Massachusetts and recognized a loss of $129,308 for the disposal of certain fixed assets at the location.  Concurrent with the closing of the Hudson facility, the Company re-evaluated the useful life of certain fixed assets acquired from ADI in 2012 and decided that an impairment charge related to these assets of $381,798 was appropriate.

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal year ended March 31, 2015, management evaluated assets included in IPRD and determined that certain projects will no longer be pursued for further development resulting in an impairment charge of $418,065 being recognized during the fiscal year.  There were no impairment charges during the fiscal year ended March 31, 2014.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized in accordance with ASC 740, Accounting for Income Taxes.

Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of March 31, 2015 or 2014.  Income tax returns subject to review by taxing authorities include March 31, 2010 through March 31, 2015.

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

Concentration of Credit Risk

During the year ended March 31, 2015 the Company had 31 different customers and one customer accounted for more than 10% of our total revenues.  This customer was Grace Rich LTD, our joint venture partner that accounted for $385,801 of total revenue.  At the end of the fiscal year ended March 31, 2015, the Company was selling substantially all of its production to the RCDC joint venture and had a receivable from RCDC at March 31, 2015 of $241,950. The Company expects this concentration of sales to RCDC to continue in the future.
38

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

For product sales to our joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped.  We currently recognize revenue when the joint venture partner sells the finished goods manufactured from our materials.  Licensing and development revenues are recognized in the month as detailed in appropriate licensing and development contracts. In the event that licensing funds are received prior to the contractual commitment, the Company will recognize deferred revenue (liability) for the amount received.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). Under the amendments in this updates, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that the it is more likely than not that the indefinite-lived intangible assert is impaired as a basis for determining whether it is necessary to perform the qualitative impairment test in accordance with Topic 350.  The more likely than not threshold is defined as having a likely-hood of more than fifty percent.  If after assessing the qualitative factors, a company determines it does not meet the more likely than not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset.  The Amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this new standard in the fiscal year ended March 31, 2014 and the adoption did not have a significant impact on its financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes – Presentation of an Unrecognized Tax benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) which is part of ASC 740, Income Taxes.  The new guidance requires and entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized.  ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013.  The Company is currently evaluating the impact of the April 1, 2014 adoption of this guidance on its financial statements.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

On May 28, 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Contract-Type and Production-Type Contracts". On April 1, 2015, the FASB voted to propose to defer the effective date of the pronouncement by one year. ASU 2014-9, as amended, is effective for annual periods, and interim periods within those years, beginning after December 15, 2016, or December 31, 2017, if deferred. An entity is required to apply the amendments using one of the following two methods:  i) retrospectively to each prior period presented with three possible expedients: a) for completed contracts that begin and end in the same reporting period no restatement is required,  b) for completed contract with variable consideration an entity may use the transaction price at completion  rather than restating estimated variable consideration amounts in comparable reporting periods and c) for comparable reporting periods before date of initial application reduced disclosure  requirements  related to transaction price; ii) retrospectively  with the cumulative effect of initially applying the amendment  recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2018, or in the first quarter of fiscal 2019, if deferred, and we are currently assessing the impact of this pronouncement on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The ASU is effective for the year ended March 31, 2017, with early adoption permitted. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s financial statements or disclosures.

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

Intangible assets consist of the following:

		March 31,	March 31,
	Life	2015	2014
Patents, gross	6.75 – 19.46	$8,135,063	$8,135,063
In-process research and development	Indefinite	1,832,370	2,250,435
		9,967,433	10,385,498
Accumulated amortization		(1,919,485)	(1,144,858)
Net intangible assets		$8,047,948	$9,240,640

During the fiscal year ended March 31, 2015, management evaluated assets included in IPRD and determined that certain projects will no longer be pursued for further development resulting in an impairment charge of $418,065.

Total amortization expense during the years ended March 31, 2015 and 2014 was $774,627 and $775,011, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
March 31, 2016	$774,840
March 31, 2017	774,840
March 31, 2018	774,840
March 31, 2019	774,840
March 31, 2020	595,159
Thereafter	$2,521,059

NOTE 3 — NOTES PAYABLE

                On October 16, 2014, the Company entered into a Second Amendment to Loan Agreement (“Amendment No. 2”) with Platinum Capital Partners, LP (“Platinum”) to its existing loan agreement dated as of June 21, 2013 with Platinum, as modified by the First Amendment to Loan Agreement dated as of October 11, 2013.  Under the terms of Amendment No. 2, Platinum, among other things, consolidated the Company’s credit facilities into one $1,500,000 note and deferred $63,619 of interest that was due and payable on September 30, 2014 under the Loan Agreement until December 19, 2014.  The Company also executed two new promissory notes concurrently with Amendment No. 2: (i) a Revolving Promissory Note dated as of October 17, 2014 in the principal amount of $1,500,000 in favor of Platinum (the “New Revolving Promissory Note”), which replaced the Company’s Promissory Note dated as of June 21, 2013, in the principal amount of $1,000,000 in favor of Platinum, and the Company’s Promissory Note dated as of October 11, 2013, in the principal amount of $500,000 in favor of Platinum; and (ii) a Deferred Interest Promissory Note dated as of September 30, 2014, in the principal amount of $63,619 in favor of Platinum (the “Deferred Interest Promissory Note”).  The New Revolving Promissory Note had a maturity date of June 30, 2015 and interest on the outstanding principal accrued at a rate of 18% per annum, compounded annually.  The Deferred Interest Promissory Note had a maturity date of December 19, 2014 and interest on the outstanding principal accrued at a rate of 18% per annum, compounded annually.  The loan agreement contained a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its shareholders and sell, purchase or lease real or personal property or other assets or equipment.  The loan agreement also contains affirmative covenants and events of default.

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

Also on December 16, 2014, the Company entered into an agreement for the Sale and Lease of Growers (the “Grower Sale-Lease Agreement”) with HGI to allow for the expansion of current growers and the purchase of  new growers. Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers produced by the Company during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI.  The term of the Grower Sale-Leaseback Agreement is ten years. For  the new and upgraded growers, the direct profit margin generated from the growers will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement.  The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances.  At the end of the Grower Sale-Leaseback Agreement the Company takes ownership of the leased equipment. The Company will also have the right to repurchase the leased growers upon the occurrence of certain events prior to the expiration of the Grower Sale-Leaseback Agreement.

As of March 31, 2015, HGI has advanced the Company $300,000 to fund improvements to our current growers that will expand manufacturing capacity in our production facility. In addition, HGI has advanced the Company $200,000 for the purchase of new grower equipment under the Sale-Leaseback Agreement.  As of March 31, 2015, the Company considers both of these advances totaling $500,000 as notes payable.  The Company anticipates completing the grower expansion and new equipment purchases during the first half of the fiscal year ending March 31, 2016.

NOTE 4 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

At the request of the then Board of Directors, the Company entered into an agreement, effective April 12, 2014, with Mr. Joseph Cunningham to provide consulting services to the Company.  Under this agreement, the Company agreed to provide Mr. Cunningham $4,000 and 20,000 shares of common stock per month in exchange for his professional services to the Company.  This contract expired in August 2014.  During the fiscal year ended March 31, 2015, the Company issued 80,000 shares to Mr. Cunningham.  These shares were valued at an average of $0.43 per share based on the closing prices of the shares on the dates of grant and the Company recognized $34,200 in professional and consulting fee expense for these shares during the fiscal year ended March 31, 2015.

On June 20, 2014, the then Board of Directors granted restricted stock grants to Mr. Michael Laub of 50,000 shares for previously performed services rendered to the Company.  The Company did not recognize expense for this restricted stock grant since it was in exchange for expenses previously accrued by the Company.

On June 23, 2014, the Company, members of its Board of Directors and various plaintiffs (See NOTE 12 – LITIGATION) reached a settlement agreement that resulted in the return and cancellation of 1,000,000 share of common stock to the Company.

On July 15, 2014, the Board of Directors approved the issuance and sale of up to 2,000,000 shares of common stock to accredited investors at a price of $0.30 per share. On September 25, 2014, the Board agreed to increase the size of the offering up to 6,666,667 shares to raise up to $2,000,000.  The Company completed the offering on December 23, 2014 and issued 6,666,664 shares of common stock, at a price of $0.30 per share, for total cash proceeds of $2,000,000.

On October 30, 2014, the Board of Directors approved the issuance of 50,000 shares to Bradley Robb to settle $15,000 of liabilities for services rendered to the Company.  Also on this date, the Board approved the issuance of 95,522 shares of stock to an affiliate of our landlord to settle $28,658 of outstanding rent liabilities.  The shares issued in each of these transactions were valued at $0.30 per share.

On March 12, 2015, the Board of Directors approved the issuance of 333,333 shares to an affiliate of Renaissance Diamond, Inc. to settle $100,000 of liabilities for diamond seed inventory purchased by the Company.  The shares issued in this transaction were valued at $0.30 per share, which was the market price of our stock when the inventory was purchased.

In addition, on March 12, 2015, the Board of Directors approved the retirement of all 1,000,000 shares held in treasury by the Company.

The Company had 56,531,499 shares of common stock issued and outstanding as of March 31, 2015.

The Company had 5,566,795 warrants outstanding with a weighted average exercise price of $1.53 per share as of March 31, 2015.  No warrants were issued or exercised during the fiscal year ended March 31, 2015. 4,891,250 warrants with an exercise price of $1.60 will expire if not exercised during our next fiscal year ending March 31, 2016.

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

On September 25, 2014, the Company entered into a severance agreement with our former Chief Executive Officer, Mr. Michael McMahon, whereby the Company granted him 416,667 shares of fully vested restricted common stock valued at $0.30 per share for a total value of $125,000.  In addition, the Company agreed to provide Mr. McMahon 100,000 shares of restricted stock as compensation for the vested options that expired due to his termination.  The Company valued these shares at $0.30 per share and recognized $30,000 in stock based compensation expense during the fiscal year ended March 31, 2015. In total the Company recognized $305,077 in severance expense in our salaries and benefit expenses during the year ended March 31, 2015.

The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of March 31, 2015:

		Weighted-	Weighted-Average
		Average Exercise	Remaining
Options	Shares	Price	Contractual Term
Options Outstanding April 1, 2013	4,092,500	$0.87	2.29
Granted	706,250	0.36	—
Exercised	—	—	—
Expired/Cancelled	(456,250)	0.73	—
Options Outstanding March 31, 2014	4,342,500	$0.77	1.75
Granted	—	—	—
Exercised	—	—	—
Expired/cancelled	(4,110,000)	0.79	—
Options Outstanding March 31, 2015	232,500	$0.35	1.45
Exercisable at March 31, 2015	23,125	$0.44	1.20

The intrinsic value of options outstanding and exercisable at March 31, 2015 and 2014 was $17,071 and $0, respectively.

The Company did not issue any options during the fiscal year ended March 31, 2015.

A summary of the status of non-vested shares as of March 31, 2015 and changes during the year ended March 31, 2015 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at April 1, 2013	2,466,167	$0.65
Granted	706,250	0.22
Vested	(575,625)	0.45
Expired/cancelled: non-vested	(182,000)	0.38
Non-vested at March 31, 2014	2,414,792	0.49
Granted	—	—
Vested	(122,000)	0.43
Expired/cancelled: non-vested	(2,083,417)	0.52
Non-vested at March 31, 2015	209,375	$0.21

The following table summarizes information about stock options outstanding by price range as of March 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.80	7,500	0.27	$0.80	5,500	$0.80
$0.33	225,000	1.49	0.33	17,625	0.33
	232,500	1.45	$0.35	23,125	$0.44

For the years ended March 31, 2015 and 2014, the Company recognized $0 and $193,150, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

At March 31, 2015, unrecognized compensation expense related to non-vested awards was $44,529.  This cost is only expected to be recognized if certain performance metrics are attainded over the weighted average remaining life of the options of 1.48 years.

NOTE 6 — OTHER INCOME AND EXPENSE

For the fiscal year ended March 31, 2015, the Company recognized $29,041 as its proportional share of income from its joint venture with RCDC.  In addition, the Company recognized $228,056 in interest expense related to its notes payable that were outstanding during the fiscal year.

NOTE 7 — OPERATING LEASES

During the fiscal year ended March 31, 2015, the Company leased office space at a location in Greenville, South Carolina. Under the terms of the lease, the Company is obligated to pay escalation rentals for certain operating expenses and real estate taxes. The Company’s lease in Greenville, South Carolina expires in March 2019.  The Company leases electrical equipment in its production facility in South Carolina with these leases expiring during the 2017 fiscal year.

The Company recognizes lease expense on a straight-line basis and recognized $398,590 and $421,038 in lease expense for the fiscal years ending March 31, 2015 and 2014, respectively.  The Company has other liabilities consisting of deferred rent payable of $118,092 and $84,144 at March 31, 2015 and 2014, respectively.  Minimum future rental payments under the leases are summarized as follows:

2016	$407,410
2017	361,660
2018	224,410
2019	224,410
2020	—
2021 and thereafter	$—

NOTE 8 — RELATED PARTIES

The Company incurred expenses of $19,658 for professional and consulting services provided by Adams Monahan, LLP, a firm in which our former board member, Edward S. Adams and Michael R. Monahan were partners, for the fiscal year ended March 31, 2014.  The Company and Adams Monahan LLP terminated their professional relationship on June 30, 2013 and the Company did not incur any expenses with Adams Monahan LLP during the fiscal year ended March 31, 2015.

On March 6, 2013, the then Board of Directors retained two then directors, Mr. Michael Monahan and Mr. Theo Strous, to provide consulting services for the Company.  The Company recognized $45,000 in consulting expense for these services during the fiscal year ended March 31, 2014. These consulting service agreements with both Messrs. Monahan and Strous were terminated effective June 30, 2013 and the Company did not incur any consulting expenses related to these agreements during the fiscal year ended March 31, 2015.

On January 6, 2014, the then Board of Directors created a Special Litigation Committee (“SLC”) to consider the merits of shareholder allegations made in ongoing litigation.  The Board appointed the current board member Mr. Theo Strous and Mr. Laurence Zipkin, an unaffiliated third party, to the SLC.  During the fiscal year ended March 31, 2014, the Company recognized $93,750 in consulting expense for the shares issued to Mr. Strous and $168,750 in total consulting expenses for the SLC.

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

During the fiscal year ended March 31, 2015, five directors of the Company participated in the Company’s private placement stock offering.  Karl Leaverton purchased 333,333 shares for $100,000, Bruce Likly purchased 375,000 shares for $112,500, Lewis Smoak purchased 666,666 shares for $200,000, Bern McPheely purchased 133,333 shares for $40,000, and Ben Wolkowitz purchased 158,333 shares for $47,500.

See Item 8, NOTES 10 and 11 for discussion of revenues recognized from our joint venture partners.

NOTE 9 — INCOME TAXES

There was no current or deferred tax expense (benefit) for the years ended March 31, 2015 and 2014.

The deferred tax asset (liability) at March 31, 2015 and 2014 consists of the following types of temporary differences and their related tax effects:

	At March 31,	At March 31,
	2015	2014
Accrued expenses	$194,165	$235,998
Property and equipment	(185,992)	(150,810)
Impairment of fixed assets	299,537	142,767
Capitalized startup/acquisition costs	461,636	499,288
Federal and state net operating loss carry-forward	5,344,982	3,857,269
Intangible assets	59,849	14,537
	$6,174,177	$4,599,049

Valuation allowance	(6,174,177)	(4,599,049)
Total	$—	$—

The Company recorded a valuation allowance against its net deferred tax asset at March 31, 2015 and March 31, 2014, as the Company believes that it is more likely than not that this asset will not be realized.

	At March 31, 2015		At March 31, 2014
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$(1,408,162)	(34.0)%	$(1,683,324)	(34.0)%
Increase (decrease) resulting from:
State income tax expense	—	0.0%	—	0.0%
Change in valuation allowance	1,406,400	34.0%	1,671,941	33.8%
Incentive stock options	—	0.0%	—	0.0%
Other, net	1,762	0.0%	11,383	0.2%

Total	$—	0.0%	$—	0.0%

The Company had federal and state net operating loss carry-forwards (“carry-forward”) of $16,447,935 and $10,231,000 at March 31, 2015 and 2014 respectively.  These carry-forwards start to expire in the year 2031.

NOTE 10 — INVESTMENT IN GRACE RICH JOINT VENTURE

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

The initial ownership interests in Grace Rich LTD are as follows:  SAAMABA LLC- 60%; Scio Diamond Technology Corporation – 30% and S21 Holdings- 10%.  The capital contributions required to finance Grace Rich LTD are requirements of SAAMABA, and the Company is not required to make any on-going funding contributions to the joint venture and its ownership stake cannot be reduced from 30%.

The Company is licensing a portion of its patented technology to Grace Rich LTD and is not directly contributing any of its intellectual property.  Under the license agreement, the Company received $250,000 in licensing fees and $750,000 in development fees. The Company believes the joint venture will be operational during calendar year 2016 and once operations of Grace Rich LTD have commenced, the Company will receive $250 per machine per month in licensing fees with a minimum monthly payment of $25,000 until the joint venture starts to distribute cash to its partners.

The Company has determined the fair value of the license agreement does not exceed the value of the expected returns from the joint venture and accordingly established an initial investment value of $0 for its interests in the joint venture and has not recorded any gains related to its contribution to the joint venture.  Grace Rich LTD was in its development stage through March 31, 2015 and did not have any revenues.  Expenses incurred by the joint venture were for planning and startup expenses.

As of March 31, 2015, the Company has not guaranteed obligations of the joint venture nor has it committed to provide additional funding. Therefore, the Company’s share of the joint venture’s net loss for the years ended March 31, 2015 or 2014 were not recognized because the initial carrying value of the Company’s ownership interest in the joint venture was zero.

The Company recognized $375,000 and $625,000 in licensing revenues from Grace Rich during the fiscal years ended March 31, 2015 and 2014, respectively. The Company recognized $10,801 of product revenue from Grace Rich during the fiscal year ended March 31, 2015. The Company incurred $96,776 and $151,359 of joint venture related expenses during the fiscal years ended March 31, 2015 and 2014, respectively that were reimbursed by the Grace Rich LTD.  These reimbursements were offset against the Company’s related operating expense. The Company had no outstanding receivables from of payables due Grace Rich LTD at March 31, 2015.

NOTE 11 — INVESTMENT IN RCDC JOINT VENTURE

On December 18, 2014 the Company entered into an arrangement with Renaissance Diamonds, Inc. (“Renaissance”) through the execution of a limited liability company agreement (the “LLC Agreement”) of Renaissance Created Diamond Company, LLC, a Florida limited liability company (“RCDC”), pursuant to which the Company and Renaissance are each 50% members of RCDC.

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

The Company made an initial $1,000 investment in RCDC and was granted a 50% equity stake.  RCDC has the right of first refusal to purchase diamond gemstones from the Company, including rough diamond preforms or processed stones.  Renaissance may sell seed stock to RCDC for production by the Company.  RCDC purchase rough diamond material produced by the Company, finishes the rough gemstones and, in turn, sells the finished stones to various retailers and other participants in the market for gemstones.  Profits generated by RCDC’s operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

Through March 31, 2015 the operations of RCDC have been focused on the development and processing of diamond material into finished Gemstone material and establishing sales and distribution channels for the finished goods.  Through March 31, 2014, the Company has sold product to RCDC valued at $241,950.  The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC.  Through March 31, 2015, the Company recognized $26,575 in revenue for product sold to RCDC and has deferred $215,375 of revenue and $179,969 of expenses related to our sales to RCDC. The Company anticipates recognizing this deferred revenue and expense as RCDC sells through its inventory.

The Company utilizes the equity method of accounting for its investment in RCDC.  As such, the Company recognized $29,041 as its proportional shares of RCDC’s net income during the fiscal year ended March 31, 2015 as other income.

Rollforward of the Company’s ownership interest in the joint venture for the year ended March 31, 2015:

Balance of ownership interest in joint venture at December 18, 2014	$1,000
Aggregate fiscal 2014 equity gain – share of joint venture income	29,041
Balance of ownership interest in joint venture at March 31, 2015	$30,041

Cumulative recognized income on ownership interest in joint venture at March 31, 2015	$29,041

Selected financial results for RCDC from inception through March 31, 2015 are as follows:

Revenues	$124,908
Expenses	66,825
Net Income	$58,083

Total Assets	$551,405

Total Liabilities	$491,322
Total Partners Capital	60,083
Total Liabilities and Partner Capital	$551,405

NOTE 12 — LITIGATION

On October 15, 2013, plaintiff Mark P. Sennott, as Trustee of the Sennott Family Charitable Trust, (“Sennott”) filed a complaint derivatively, on behalf of ADI, in the United Stated District Court for the District of South Carolina (“District Court”), against Edward S. Adams (our then Chairman), Michael R. Monahan (a former member of the Company’s Board of Directors), the law firm of Adams Monahan, LLP, Loblolly, Inc., which was formerly known as Scio Diamond Technology Corporation, and the Company (collectively, “Sennott Defendants”).  This derivative complaint on ADI’s behalf (the “ADI Derivative Complaint”) alleges claims for breach of fiduciary duty, constructive fraud and unjust enrichment.  The ADI Derivative Complaint was effectively settled on June 23, 2014.  The settlement included all claims previously asserted against the Company by the parties named in the Settlement Agreement.  As part of the settlement Agreement, 1,000,000 shares of common stock were returned to the Company and cancelled. On February 13, 2015, the District Court entered an order approving the Stipulation of Dismissal of the Derivative Action with Prejudice.

On May 16, 2014 the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company continues to cooperate with this inquiry.

The Company recognizes legal fees for litigation as they are incurred as professional and consulting fees.  The Company then submits the expenses to our insurance carrier for reimbursement under our insurance policy.  During the fiscal year ended March 31, 2015, our insurance carrier paid $168,015 for past legal fees from the prior fiscal year.   This payment is recorded as a reduction to professional fees during the fiscal year ending March 31, 2015.

During the fiscal year ended March 31, 2015, the Company reached an agreement with a former legal services provider that allowed the Company to settle outstanding past legal fees from prior fiscal years.  This settlement of $165,453 was recorded as forgiveness of legal accounts payable during the fiscal year.

NOTE 13 – SUBSEQUENT EVENTS

On May 7, 2015, the Board of Directors of the Company approved restricted stock awards for Mr. Gerald McGuire, the Company President and Chief Executive Officer and Mr. Jonathan Pfohl, the Company Chief Financial Officer.  Mssrs. McGuire and Pfohl were granted 400,000 and 385,000 restricted shares of stock, respectively that will vest on July 1, 2018.  The restricted shares are valued at $1.03, the closing price of the Company’s stock on May 7, 2015. The Company anticipates recognizing compensation expense for these restricted stock awards on a straight line basis over the vesting period.

In addition, on May 7, 2015, the Board of Directors granted Renaissance Diamond Inc. a restricted stock award of 200,000 shares and a grant of 333,333 non-qualified stock options that only vest based on the attainment of specific performance criteria.  The Company does not anticipate recognizing any financial impact for these restricted stock and option awards unless the performance criteria are met.

END NOTES TO FINANCIALS

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to the significant deficiency discussed below.

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

Management including our Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013).   During this assessment, management identified the following significant deficiencies in our internal control over financial reporting, which is common in small companies. This deficiency identified by our Chief Executive Officer and Chief Financial Officer following the end of the fiscal year covered by this report:

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

When management conducted this assessment at March 31, 2014, management determined that material weaknesses in internal control over financial reporting were in place.  During the fiscal year the following steps were taken to remediate these weaknesses:

•	The establishment of a board of directors on June 23, 2014 that includes a majority of outside and independent directors;
•	On July 11, 2014, our Chief Executive Officer was named a director of the Company. This addition of management to the board of directors has substantially enhanced timely communication between the board and management of the Company related to issues affecting financial reporting;
•	The board of directors established a functioning audit committee compliant with NASDAQ listing requirements to oversee the financial reporting and control structure of the Company; and
•	We have improved our documentation of critical financial processes and controls.

During the period covered by this annual report on Form 10-K, we have been able to remediate the material weaknesses identified above but due to the continued limited segregation of duties in the finance and accounting functions of the Company a significant deficiency continues to exist as of March 31, 2015:

To remediate this deficiency, we expect to implement the following changes during our fiscal year ending March 31, 2016:

•	Management is working with our outsourced accounting vendor to provide enhanced separation of duties amongst the personnel participating in our accounting function.

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

Changes in Internal Controls

Other than described above, there were no significant changes in our internal controls over financial reporting that occurred during our fiscal year ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

NONE

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference from Scio’s definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference from Scio’s definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference from Scio’s definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table summarizes the sole equity compensation plan under which shares of the Company’s common stock may be issued as of March 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
2012 Share Incentive Plan	232,500	$0.35	4,767,500	(1)

Total	232,500	$0.35	4,767,500

(1)	The 2012 Share Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted or unrestricted stock awards, phantom stock, performance awards and other types of stock-based awards, in addition to the granting of options or stock appreciation rights.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference from Scio’s definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference from Scio’s definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 (1)                                 Financial Statements

The following financial statements are located in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of March 31, 2015 and 2014
Statements of Operations for the years ended March 31, 2015 and 2014
Statements of Cash Flow for the years ended March 31, 2015 and 2014
Statements of Shareholders’ Equity for the year ended March 31, 2015
Notes to the Financial Statements

(3)                                 Exhibits

The following exhibits are filed with this Report on Form 10-K as required by Item 601 of Regulation S-K:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form S-1/A filed with the SEC on May 13, 2010).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Form 8-K filed with the SEC on August 11, 2011).

3.3	Amended and Restated bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC Commission on June 26, 2014).

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on November 4, 2014).

4.1	Loan Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on September 20, 2013).

4.2	Security Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on September 20, 2013).

4.3	Promissory Note dated as of June 21, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on September 20, 2013).

4.4	First Amendment to Loan Agreement dated October 11, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on October 18, 2013).

4.5	Promissory Note dated October 11, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on October 18, 2013).

4.6	Second Amendment to Loan Agreement, dated as of October 16, 2014, by and between the Company and Platinum Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 22, 2014).

4.7	Loan Agreement dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 22, 2014).

4.8	Security Agreement dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 22, 2014).

10.1	Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on August 15, 2011).

10.2	Schedule 1.1(a) “Acquired Assets” of the Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on August 15, 2011).

10.3	Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A for the fiscal quarter ended September 30, 2011 filed with the SEC on August 16, 2012).

10.4	Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond Gemstone Corporation (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.5	Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.5A	Change in Control Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to the Exhibit 10.4 to Form 8-K filed with the SEC on August 8, 2012). (1)

10.5B	Agreement of Separation, Waiver, and Release of Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.6	Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6A	Change in Control Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6B	Agreement of Separation, Waiver, and Mutual Release of Charles G. Nichols (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.7	Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.7A	Employment Letter with Michael McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 4, 2012). (1)

10.7B	Change in Control Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.7C	Severance Agreement and General Release, effective September 25, 2014, between the Company and Michael W. McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 1, 2014).(1)

10.8	Subscription Agreement dated May 4, 2012 (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.9	Form of Warrant by and between Scio Diamond Technology Corporation and certain Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 10, 2012).

10.10	Scio Diamond Technology Corp. 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 4, 2012). (1)

10.10A	Scio Diamond Technology Corp. Amended and Restated 2012 Share Incentive Plan. (1)*

10.10B	Form of Qualified Stock Option Grant Agreement by and between Scio Diamond Technology Corporation and certain Executive Officers (incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.10C	Form of Stock Option Grant Agreement (Non-Qualified Stock Option) for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed with the SEC on February 14, 2013). (1)

10.10D	Form of Restricted Stock Agreement. (1)*

10.11	Lease with Innovation Center (incorporated by reference to Exhibit 10.01 to the Form 10-Q for the fiscal quarter year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.11A	Supplemental Notice to Lease dated October 14, 2011, by and between Scio Diamond Technology Corporation and Innovation Center, LLC (incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.12	Employment Letter Agreement of Stephen D. Kelley (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.13	Employment Letter Agreement dated March 4, 2013 between Scio Diamond Technology Corporation and Jonathan Pfohl (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 7, 2013). (1)

10.13B	Employment Agreement dated March 31, 2015 between Scio Diamond Technology Corporation and Jonathan Pfohl (incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 6, 2015).(1)

10.14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the SEC on August 8, 2012).

10.14A	Code of Conduct.*

10.14B	Corporate Governance Guidelines.*

10.15	Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous (incorporated by reference to Exhibit 10.15 to the Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2013). (1)

10.16	Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Filip De Weerdt (incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2013).

10.17	Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous (incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2013). (1)

10.18	Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Michael R. Monahan (incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2013). (1)

10.19	Joint Venture Agreement, by and between Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings, dated September 16, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 14, 2013).

10.20	Shareholders Agreement, by and between Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings, dated September 16, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 14, 2013).

10.21	License Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on November 14, 2013).

10.22	Development Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed with the SEC on November 14, 2013).

10.23	Consulting Services Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the SEC on November 14, 2013).

10.24	Rights Agreement, dated as of April 15, 2014, between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. which includes the Form of Rights Certificate as Exhibit A and Summary of Rights to purchase Common Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on April 16, 2014).

10.25	Amendment No. 1, dated June 22, 2014 to Rights Agreement, dated as of April 15, 2014, by and between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2014).

10.26	Settlement Agreement, dated as of June 23, 2014, by and among the Company, the Adams Group and the Save Scio Group (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on June 26, 2014).

10.27	Agreement for the Sale and Lease of Growers dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 22, 2014).

10.28	Renaissance Created Diamond Company, LLC Limited Liability Company Agreement, dated as of December 18, 2014, between the Company and Renaissance Diamond Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 23, 2014).

10.29	Employment Agreement dated March 31, 2015 between Scio Diamond Technology Corporation and Gerald McGuire (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on March 6, 2015).(1)

23	Consent of Cherry Bekaert LLP.*

24	Power of Attorney (contained herein as part of the signature pages).*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2015 and 2014; (ii) Statements of Operations for the years ended March 31, 2015 and 2014; (iii) Statements of Shareholders’ Equity for the years ended March 31, 2015 and 2014; (iv) Statements of Cash Flow for the years ended March 31, 2015 and 2014; and (v) Notes to the Financial Statements*

*                                         Filed herewith.

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2015	SCIO DIAMOND TECHNOLOGY CORPORATION
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

Date: June 29, 2015	/s/ GERALD McGUIRE
Gerald McGUIRE
Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2015	/s/ JONATHAN PFOHL
Jonathan Pfohl
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: June 29, 2015	/s/ BERNARD McPHEELY
Bernard McPheely Chairman and Director
Date: June 29, 2015	/s/ BRUCE LIKLY
Bruce Likly Vice-Chairman and Director

Date: June 29, 2015	/s/ JAMES KORN
James Korn
Director

Date: June 29, 2015	/s/ KARL LEAVERTON
Karl Leaverton
Director

Date: June 29, 2015	/s/ LEWIS SMOAK
Lewis Smoak
Director

Date: June 29, 2015	/s/ BEN WOLKOWITZ
Ben Wolkowitz
Director

EXHIBIT INDEX

10.10A	Scio Diamond Technology Corp. Amended and Restated 2012 Share Incentive Plan.

10.10D	Form of Restricted Stock Agreement.

10.14A	Code of Conduct.

10.14B	Corporate Governance Guidelines
23	Consent of Cherry Bekaert LLP.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2015 and 2014; (ii) Statements of Operations for the years ended March 31, 2015 and 2014; (iii) Statements of Shareholders’ Equity for the year ended March 31, 2015; (iv) Statements of Cash Flow for the years ended March 31, 2015 and 2014; and (v) Notes to the Financial Statements

