Form 10-K/A
period 2015-03-31
Scio Diamond Technology Corp
filed 2015-07-29
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of common stock outstanding as of July 24, 2015 $0.001 par value, was 58,077,624.

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

We have identified significant deficiencies in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, necessary to ensure that adequate review of our financial statements and notes thereto is performed, and have concluded that our internal control over financial reporting was not effective as of March 31, 2015. These significant deficiencies and our remediation plans are described further in Item 9A. Deficiencies in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate significant deficiencies all. Any material deficiency or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

During the fiscal year ended March 31, 2015, the Company evaluated fixed assets acquired from ADI and disposed of obsolete equipment with a book value of $162,609 and assets held for sales of $20,000. The Company made a similar evaluation in the fiscal year ending March 31, 2014 that resulted in a loss on disposal of fixed assets of $129,308 and an impairment of fixed assets charge of $381,798 during that fiscal year.

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

SCIO DIAMOND TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOW
For the years ended March 31, 2015 and 2014

	Year Ended	Year Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net loss	$(4,141,653)	$(4,950,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,476,916	1,574,418
Loss on disposal of equipment	182,609	129,308
Loss on impairment of fixed assets	—	381,798
Loss on impairment of in-process research and development	418,065	—
Expense for stock and inventory issued in exchange for operating expenses	77,858	421,496
Income from joint venture – RCDC	(29,041)	—
Employee stock based compensation	155,000	193,150
Inventory write down	68,722	100,557
Changes in assets and liabilities:
Decrease in accounts receivable	13,531	26,957
Decrease/(increase) in other receivables	89,192	(89,192)
Decrease/(increase) in prepaid expenses, rent and other assets	(37,517)	44,260
Decrease/(increase) in inventory	(291,634)	258,125
Increase in accounts payable	36,978	386,131
(Decrease)/increase in customer deposits	(141,007)	179,610
Decrease in accrued expenses	(43,184)	(54,436)
Increase in other liabilities	33,948	33,949

Net cash used in operating activities	(2,131,217)	(1,364,820)

Cash flows from investing activities:
Purchase of property, plant and equipment	(236,496)	(71,889)
Investment in joint venture – RCDC	(1,000)	—

Net cash used in investing activities	(237,496)	(71,889)

Cash flows from financing activities:
Proceeds from sale of common stock - net of fees	2,000,000	129
Proceeds from notes payable	2,653,615	1,412,060
Finance charges paid on note payable	—	(150,750)
Payments on notes payable	(1,565,675)	—

Net cash provided by financing activities	3,087,940	1,261,439

Change in cash and cash equivalents	719,227	(175,270)
Cash and cash equivalents, beginning of period	47,987	223,257

Cash and cash equivalents, end of period	$767,214	$47,987

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended Mach 31, 2015, management has responded to these circumstances by taking the following actions:

•	Raised $2 million in equity investment in the Company in the form of private placements of common shares to accredited investors. Funds have been used to fund current operations;
•	Raised $2.5 million in investment in the Company in the form of secured debt. Funds have been used to re-finance higher interest rate secured debt, the expansion of our operations and to fund current operations;
•	Established a joint venture with Renaissance Diamonds, Inc. focused on the creation of recipes and procedures to develop, market, and sell lab-grown fancy-colored diamonds; and
•	Enhanced efforts on expanding and optimizing production of existing manufacturing capabilities.

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

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method. The components of inventories are as follows:

	March 31, 2015	March 31, 2014
Raw materials and supplies	$58,390	$35,543
Work in process	31,371	25,611
Finished goods	205,999	91,663
	$295,760	$152,817

During the first fiscal quarter of the fiscal year ended March 31, 2015, we experienced selling prices that were lower than cost and as a result recorded a lower of cost or market write down of $68,722 to the value of our inventory which is included in cost of goods sold. During the fiscal year ended March 31, 2015, the Company recorded a lower of cost or market write down to inventory of $100,557 which is included in cost of goods sold. The estimation of the total write-down to inventory involves management judgments and assumptions, including assumptions regarding future selling price forecasts, the estimated costs to complete and disposal costs.

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

Also on December 16, 2014, the Company entered into an agreement for the Sale and Lease of Growers (the “Grower Sale-Lease Agreement”) with HGI to allow for the expansion of current growers and the purchase of new growers. Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers produced by the Company during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI. The term of the Grower Sale-Leaseback Agreement is ten years. For the new and upgraded growers, the direct profit margin generated from the growers will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement. The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances. At the end of the Grower Sale-Leaseback Agreement, the Company takes ownership of the leased equipment. The Company will also have the right to repurchase the leased growers upon the occurrence of certain events prior to the expiration of the Grower Sale-Leaseback Agreement.

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

On September 25, 2014, the Company entered into a severance agreement with our former Chief Executive Officer, Mr. Michael McMahon, whereby the Company granted him 416,667 shares of fully vested restricted common stock valued at $0.30 per share for a total value of $125,000. In addition, the Company agreed to provide Mr. McMahon 100,000 shares of restricted stock as compensation for the vested options that expired due to his termination. The Company valued these shares at $0.30 per share and recognized $30,000 in stock based compensation expense during the fiscal year ended March 31, 2015. In total, the Company recognized $305,077 in severance expense in our salaries and benefits expenses during the year ended March 31, 2015.

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

At March 31, 2015, unrecognized compensation expense related to non-vested awards was $44,529. This cost is only expected to be recognized if certain performance metrics are attained over the weighted average remaining life of the options of 1.48 years.

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

NOTE 9 — INCOME TAXES

There was no current or deferred tax expense (benefit) for the years ended March 31, 2015 and 2014.

The deferred tax asset (liability) at March 31, 2015 and 2014 consists of the following types of temporary differences and their related tax effects:

	At March 31, 2015	At March 31, 2014
Accrued expenses	$194,165	$235,998
Property and equipment	(185,992)	(150,810)
Impairment of fixed assets	299,537	142,767
Capitalized startup/acquisition costs	461,636	499,288
Federal and state net operating loss carry-forward	5,344,982	3,857,269
Intangible assets	59,849	14,537
	$6,174,177	$4,599,049

Valuation allowance	(6,174,177)	(4,599,049)
Total	$—	$—

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

The Company recognized $375,000 and $625,000 in licensing revenues from Grace Rich during the fiscal years ended March 31, 2015 and 2014, respectively. The Company recognized $10,801 of product revenue from Grace Rich during the fiscal year ended March 31, 2015. The Company incurred $96,776 and $151,359 of joint venture related expenses during the fiscal years ended March 31, 2015 and 2014, respectively that were reimbursed by the Grace Rich LTD. These reimbursements were offset against the Company’s related operating expense. The Company had no outstanding receivables from or payables due Grace Rich LTD at March31, 2015.

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

Rollforward of the Company’s ownership interest in the joint venture for the year ended March 31, 2015:

Balance of ownership interest in joint venture at December 18, 2014	$1,000
Aggregate fiscal 2014 equity gain – share of joint venture income	29,041
Balance of ownership interest in joint venture at March 31, 2015	$30,041

Cumulative recognized income on ownership interest in joint venture at March 31, 2015	$29,041

Selected financial results for RCDC from inception through March 31, 2015 are as follows:

Revenues	$124, 908
Expenses	66,825
Net Income	$58,083

Total Assets	$551,405

Total Liabilities	$491,322
Total Partners Capital	60,083
Total Liabilities and Partner Capital	$551,405

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

ITEM 9B. OTHER INFORMATION.

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of July 24, 2015

Name	Age	Position with the Company	Since
Directors
Bernard McPheely	63	Chairman	June 23, 2014
Bruce Likly	52	Vice-Chairman	June 23, 2014
James Korn	58	Director	June 23, 2014
Karl Leaverton	59	Director	June 23, 2014
Gerald McGuire	54	CEO, President & Director	July 11, 2014
Lewis Smoak	71	Director	June 23, 2014
Ben Wolkowitz	70	Director	June 23, 2014

Non-Director Executive Officers
Jonathan Pfohl	48	Chief Financial Officer	March 4, 2013

Our bylaws provide that each director is to be elected at our annual meeting by the stockholders and serve until his or her successor is elected and qualified at the next annual meeting, unless he or she resigns or is removed earlier. All directors were elected at our annual meeting on October 29, 2014. Directors serve until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

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

BERNARD McPHEELY. Bern McPheely serves as non-executive chairman of the Board. Mr. McPheely recently retired in December 2012 as President of Hartness International after more than 35 years of service.  A leader in total solutions to the packaging industry, Hartness provides equipment globally to more than 100 countries.  From startup and under Bern’s guidance, Hartness was profitable every quarter since 1982. He spearheaded short and long term strategic planning, including four major company-wide transformations to reposition the Hartness value proposition, product portfolio and go-to-market strategy. Bern negotiated and executed the sale of Hartness to ITW (Illinois Tool Works) and was responsible for shepherding the transition from a family owned business to a public company. He has also been responsible for successful synergistic acquisitions. From 2000-2002 Bern was chairman of the PMMI ($6 billion member packaging association) and currently is on the Board of Directors of Dorner Manufacturing Corp. in Hartland Wisconsin. Bern was honored by Start Magazine as one of the top ten “CEO Visionaries Who Ignite Technology” and has briefed President Clinton and cabinet members on the state of US business. Bern previously worked with the US Department of Commerce. A graduate of The Thunderbird Graduate School of International Management, Bern also received his undergraduate degree from Albion College in Albion, Michigan. Mr. McPheely was a member of the Board from August 13, 2012 until Mr. McPheely resigned from the Board on May 13, 2013. Mr. McPheely’s business experience qualifies him to serve as a director.

BRUCE LIKLY. Bruce Likly serves as non-executive vice-chairman of the Board. Mr. Likly brings more than 25 years of technology, communications and management experience to Scio. Having begun his career at IBM and worked to help grow Sun Microsystems from $1 Billion in sales to more than $10 Billion, Mr. Likly has spent the last decade as Principal at Kovak-Likly Communications where his team helps companies develop and implement strategic sales, marketing and communications plans. This work previously included assisting Apollo Diamond, the company whose assets Scio Diamond Technology Corporation acquired in 2011. Mr. Likly’s marketing and business experience qualifies him to serve as a director.

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

KARL LEAVERTON. Karl Leaverton is a non-executive director of the Company. Most recently, from April 2012 to July 12, 2013 when it was sold, Mr. Leaverton was the President/Chief Executive Officer and a director of Seattle Northwest Securities Corporation, a broker-dealer specializing in public finance investment banking, sales and trading of fixed income and asset management (acquired by Piper Jaffray in July, 2013). Karl has been the Chairman of SNW Asset Management Corporation since July 2012, a fixed income portfolio manager with about $2.5 billion in assets under management. He has also been the principal of Blakely Management Company LLC from 1993 to present, providing business and management consulting for various companies and disciplines. Mr. Leaverton is the former President of the Private Client Group of RBC Wealth Management (January 2006 to April 2009), with management responsibility for more than 2,300 advisors and assets under administration in excess of $200 billion in assets. Mr. Leaverton has more than 30 years of financial services experience. He earned a BS in Chemical Environmental Science from the University of Puget Sound and completed the course work for a BA in Economics. He earned a Master of Science degree in Infrastructure Management from Stanford University. Mr. Leaverton’s business acumen and experience in finance led us to the conclusion that he should serve as a director of the Company.

GERALD McGUIRE. Gerald McGuire is the President, Chief Executive Officer and a director of the Company. Mr. McGuire brings over 25 years of semiconductor industry experience to Scio. The semi-conductor industry is expected to be a strong growth area for Scio in the years ahead. Mr. McGuire was most recently a Senior Vice President and General Manager of the Low-Voltage and Mid Power Analog Business at Fairchild Semiconductor. Prior to Fairchild Semiconductor, Mr. McGuire was the VP/GM of the Digital Signal Processing business at Analog Devices. He spent 23 years at Analog Devices in various technical, marketing and business roles. His specialties include: product marketing and branding, product development and strategy. Mr. McGuire has spent his career determining what global customers want and how to deliver it. From 2007 to 2010, Mr. McGuire served as Vice President of the Digital Signal Processing Division of Analog Devices, a global DSP and embedded processor business From 2010 to 2013, Mr. McGuire was Senior VP of the Low Voltage and Mid Power Analog Business Unit of Fairchild Semiconductor, a global power semiconductor business.

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

BENJAMIN WOLKOWITZ. Ben Wolkowitz is a non-executive director of the Company. Mr. Wolkowitz has had an extensive career in finance and economics. Most recently he headed Madison Financial Technology Partners, a consulting firm that advised technology companies on how to position their products for the financial services industry. Previously he was a Managing Director at Morgan Stanley where he had several assignments in the Fixed Income Division over a sixteen-year career including running their financial futures brokerage operation, and a significant portion of the Fixed Income sales force. He also was the head of Fixed Income Research and prior to retiring, he managed a portfolio of Morgan Stanley invested technology companies. Before the New York phase of his career Mr. Wolkowitz was with the Board of Governors of the Federal Reserve System where he was in charge of Financial Studies, a department in the Division of Research and Statistics responsible for analyzing and advising Governors of the Board on financial markets and financial institutions. Mr. Wolkowitz had previously taught at Tulane University in the economics department and he was also a consultant to the Urban Institute in Washington, D.C. He has written and lectured extensively on both theoretical and applied topics in economics and finance in addition to co-authoring a book, Bank Capital. Mr. Wolkowitz has a BA cum laude from Queens College and a PhD in economics from Brown University. Currently he is a Town Council Member, Madison N.J. and a member of the Advisory Board of the Great Swamp Watershed Association. Mr. Wolkowitz’s financial experience qualifies him to serve as a director.

JONATHAN PFOHL. Jonathan Pfohl served as Chief Financial Officer from March 4, 2013 to June 12, 2014 when he was terminated without cause by the then Board of Directors. Mr. Pfohl returned to the Company as Chief Financial Officer on June 25, 2014. Mr. Pfohl served as Interim Chief Financial Officer of the Company from January 16, 2013 to March 3, 2013 and before then he served since December 19, 2012 as an independent contractor providing accounting, finance and related services to the Company through his consulting company Rose Creek Associates LLC. Mr. Pfohl has more than 25 years of financial and management experience with start-up and fast growing organizations. Before joining the Company, he served as CEO of Wireless Express LLC, one of Sprint’s largest independent distribution partners, from December 2009 to October 2013. Prior to Wireless Express, Mr. Pfohl was CFO of Main Street Broadband LLC, a privately held wireless broadband service provider, from June 2009 to December 2009; CFO of Movida Cellular LLC, a mobile virtual network provider, from April 2007 to March 2008; and a Vice President with AirGate PCS, Inc., a publicly-traded regional provider of wireless communications services, from 1999 to 2005. Mr. Pfohl has a BS-Management and an MBA-Finance from the State University of New York at Buffalo.

Family Relationships. There are no familial relationships amongst our directors and officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The rules of the SEC require our directors, executive officers and holders of more than 10 percent of our common stock to file reports of stock ownership and changes in ownership with the SEC. Based on the Section 16 reports filed by our directors, executive officers and greater than 10 percent beneficial owners, and written representations of our directors and executive officers, we believe there were no late or inaccurate filings for transactions occurring during the fiscal year ended March 31, 2015 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Missed Reports	Number of Missed Transactions
Edward S. Adams	0	0	1	1
Thomas P. Hartness	3	3	0	0
James Korn	1	1	0	0
Karl Leaverton	0	0	0	0
Bruce Likly	1	1	0	0
Robert Linares	0	0	1	1
Michael McMahon	0	0	0	0
Bernard McPheely	1	1	0	0
Michael Monahan	0	0	0	0
Jonathan Pfohl	1	1	0	0
Lewis Smoak	3	3	0	0
Theodorus Strous	1	1	1	1
Ben Wolkowitz	0	0	0	0

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

Audit Committee and Audit Committee Financial Expert

The Company established an Audit Committee during the fiscal year. The members of the Audit Committee are Ben Wolkowitz, James Korn and Bruce Likly. Mr. Wolkowitz serves as chair of the committee. The Company believes Mr. Wolkowitz qualifies as an audit committee financial expert (as defined in Item 407 of Regulation S-K).

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the compensation awarded to, earned by or paid to each individual who served as our chief executive officer during the fiscal year ended March 31, 2015. We had no executive officers serving as of March 31, 2015 other than our Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus	Option Awards	All Other Compensation		Total

Gerald McGuire (1)	2015	$130,769	$—	$—	$56,540	(3)	$187,309
Chief Executive Officer	2014	—	—	—	—		—

Michael McMahon(2)	2015	$60,577	$—	$—	$319,308	(4)	$379,885
Former Chief Executive Officer	2014	250,000	—	—	—		250,000

Jonathan Pfohl	2015	$200,000	$—	$—	$36,000	(5)	$236,000
Chief Financial Officer	2014	200,000	—	—	36,000	(5)	236,000

(1)	Mr. McGuire was appointed President and Chief Executive Officer on July 11, 2015.
(2)	Mr. McMahon was terminated by the then Board of Directors without cause on June 12, 2014. The Company executed a severance agreement with Mr. McMahon on September 25, 2014.
(3)	Mr. McGuire was paid $20,000 for consulting services to the Company prior to his hiring on July 11, 2014. He was also provided $36,540 in temporary living expenses during the fiscal year ended March 31, 2015.
(4)	Includes cash and stock based compensation due Mr. McMahon under the severance agreement between the Company and Mr. McMahon dated September 25, 2014.
(5)	Includes $36,000 paid for temporary living expenses paid to Mr. Pfohl.

Narrative Disclosure to Summary Compensation Table

Current Executive Officers

Gerald McGuire. Gerald McGuire was appointed President, Chief Executive Officer and a director of the Company on July 11, 2014.  Mr. McGuire also serves as a director of the Company.

On March 31, 2015, the Company entered into an employment agreement with Mr. McGuire (the " McGuire Employment Agreement "). The terms of the McGuire Employment Agreement are summarized below.

The McGuire Employment Agreement provides that, subject to earlier termination as provided in the agreements, Mr. McGuire's employment as President and Chief Executive Officer will be for a term of three years, expiring on March 31, 2018.  Upon expiration of the initial term, and subject to earlier termination as provided in the agreement, the McGuire Employment Agreement will be automatically extended for successive one year renewal periods.

The McGuire Employment Agreement provides that Mr. McGuire will receive an annual base salary of $200,000, subject to periodic review and increase by the Compensation Committee of the Company's Board of Directors, in its discretion.  In addition, Mr. McGuire will receive a performance-based cash bonus under the Company's then-existing incentive bonus plan, the performance and other criteria applicable to which will be established and determined in accordance with such plan.  In order to receive his bonus, Mr. McGuire must be employed at the time the bonus is paid.

The McGuire Employment Agreement also provides Mr. McGuire with certain other compensation and benefits, including eligibility to participate in all employee benefit plans and programs made available from time to time to the Company's executive and management employees, paid time off, and reimbursement of reasonable and necessary out-of-pocket business, travel and entertainment expenses.

Under the McGuire Employment Agreement, Mr. McGuire is entitled to receive severance benefits if his employment is terminated under certain circumstances.  In this regard, if Mr. McGuire's employment is terminated by the Company without "Cause" (as defined in the McGuire Employment Agreement), by Mr. McGuire for "Good Reason" (as defined in the McGuire Employment Agreement), other than for Cause in the 12 months following a "Change in Control" (as defined in the McGuire Employment Agreement), he will be entitled to the following severance benefits: (i) a cash payment equal to 1.0x base salary if Mr. McGuire has been employed for 24 months, but only .5x base salary if employed for less than 24 months, payable in a lump sum or ratably on a monthly basis over the 12-month period following termination; (ii) a pro rata portion, in cash, of the annual performance bonus Mr. McGuire would have earned for the fiscal year in which termination occurs if his employment had not ceased; and (iii) payment of accrued vacation time pursuant to Company policy and reimbursement for expenses incurred through the date of termination, and accrued benefits through the Company's benefit plans and programs.

If Mr. McGuire's employment is terminated by the Company for Cause or if Mr. McGuire voluntarily terminates his employment, he will be entitled to continue to participate in the Company's medical benefit plans to the extent required by law, and the Company will promptly pay Mr. McGuire his accrued salary and vacation pay, reimbursement for expenses incurred through the date of termination, and accrued benefits through the Company's benefit plans and programs.

If Mr. McGuire's employment is terminated by reason of death or disability, he or his estate will be entitled to continue to participate in the Company's medical benefit plans to the extent required by law, and the Company will promptly pay Mr. McGuire or his estate his accrued salary and vacation pay, reimbursement for expenses incurred through the date of termination, and accrued benefits through the Company's benefit plans and programs. In the case of disability, Mr. McGuire will also be entitled to a pro rata portion, in cash, of the annual performance bonus he would have earned for the fiscal year in which termination occurs if his employment had not ceased.

Mr. McGuire is bound by noncompetition provisions that restrict him from competing with the Company (with certain exceptions) for 12 months following the termination of his employment with the Company.  Mr. McGuire is also subject to non-solicitation restrictions with respect to Company customers and employees for a 24-month period.  Finally, Mr. McGuire is subject to confidentiality provisions protecting the Company's confidential business information from unauthorized disclosure.

The McGuire Employment Agreement did not include any stock based compensation for Mr. McGuire.

Jonathan Pfohl. Mr. Pfohl was appointed as our Chief Financial Officer on March 4, 2013.  On June 12, 2014, Mr. Pfohl was terminated without cause by the then Board.  Mr. Pfohl returned to the Company on June 25, 2014 as Chief Financial Officer.

On March 31, 2015, the Company entered into an employment agreement with Mr. Pfohl (the "Pfohl Employment Agreement"). The terms of the Pfohl Employment Agreement are summarized below.

The Pfohl Employment Agreement provides that, subject to earlier termination as provided in the agreements, Mr. Pfohl's employment as President and Chief Executive Officer will be for a term of three years, expiring on March 31, 2018.  Upon expiration of the initial term, and subject to earlier termination as provided in the agreement, the Pfohl Employment Agreement will be automatically extended for successive one year renewal periods.

The Pfohl Employment Agreement provides that Mr. Pfohl will receive an annual base salary of $200,000, subject to periodic review and increase by the Compensation Committee of the Company's Board of Directors, in its discretion.  In addition, Mr. Pfohl will receive a performance-based cash bonus under the Company's then-existing incentive bonus plan, the performance and other criteria applicable to which will be established and determined in accordance with such plan.  In order to receive his bonus, Mr. Pfohl must be employed at the time the bonus is paid.

The Pfohl Employment Agreement also provides Mr. Pfohl with certain other compensation and benefits, including eligibility to participate in all employee benefit plans and programs made available from time to time to the Company's executive and management employees, paid time off, and reimbursement of reasonable and necessary out-of-pocket business, travel and entertainment expenses.

Under the Pfohl Employment Agreement, Mr. Pfohl is entitled to receive severance benefits if his employment is terminated under certain circumstances.  In this regard, if Mr. Pfohl's employment is terminated by the Company without "Cause" (as defined in the Pfohl Employment Agreement), by Mr. Pfohl for "Good Reason" (as defined in the Pfohl Employment Agreement), other than for Cause in the 12 months following a "Change in Control" (as defined in the Pfohl Employment Agreement), he will be entitled to the following severance benefits: (i) a cash payment equal to 1.0x base salary if Mr. Pfohl has been employed for 24 months, but only .5x base salary if employed for less than 24 months, payable in a lump sum or ratably on a monthly basis over the 12-month period following termination; (ii) a pro rata portion, in cash, of the annual performance bonus Mr. Pfohl would have earned for the fiscal year in which termination occurs if his employment had not ceased; and (iii) payment of accrued vacation time pursuant to Company policy and reimbursement for expenses incurred through the date of termination, and accrued benefits through the Company's benefit plans and programs.

If Mr. Pfohl's employment is terminated by the Company for Cause or if Mr. Pfohl voluntarily terminates his employment, he will be entitled to continue to participate in the Company's medical benefit plans to the extent required by law, and the Company will promptly pay Mr. Pfohl his accrued salary and vacation pay, reimbursement for expenses incurred through the date of termination, and accrued benefits through the Company's benefit plans and programs.

If Mr. Pfohl's employment is terminated by reason of death or disability, he or his estate will be entitled to continue to participate in the Company's medical benefit plans to the extent required by law, and the Company will promptly pay Mr. Pfohl or his estate his accrued salary and vacation pay, reimbursement for expenses incurred through the date of termination, and accrued benefits through the Company's benefit plans and programs. In the case of disability, Mr. Pfohl will also be entitled to a pro rata portion, in cash, of the annual performance bonus he would have earned for the fiscal year in which termination occurs if his employment had not ceased.

Mr. Pfohl is bound by noncompetition provisions that restrict him from competing with the Company (with certain exceptions) for 12 months following the termination of his employment with the Company.  Mr. Pfohl is also subject to non-solicitation restrictions with respect to Company customers and employees for a 24-month period.  Finally, Mr. Pfohl is subject to confidentiality provisions protecting the Company's confidential business information from unauthorized disclosure.

The Pfohl Employment Agreement did not include any stock based compensation for Mr. Pfohl.

Former Executive Officer

Michael W. McMahon In connection with his appointment as our Chief Executive Officer effective on February 1, 2013, Michael W. McMahon entered into an employment letter with us (the “McMahon Employment Letter”) that superseded the employment letter and change of control agreement he had previously entered into in connection with his employment as our Chief Operating Officer.  Under the McMahon Employment Letter, Mr. McMahon was paid a base annual salary of $249,999, subject to potential increases in connection with an annual salary review by the Board.

On June 11, 2014, Mr. McMahon was terminated without cause by the then Board.  Effective September 25, 2014 we entered into a Severance Agreement and General Release (the “Severance Agreement”) with Mr. McMahon pursuant to which we agreed to (i) pay Mr. McMahon a severance salary of $4,167 per month for 30 months starting from the date of his termination, (ii) grant Mr. McMahon Common Stock valued at 50% of Mr. McMahon’s base annual salary ($125,000), based on a stock price of $0.30, (iii) pay Mr. McMahon $2,000 per month for reimbursement of medical, dental, vision and Company-paid deductible insurance coverage for 13 months starting from the date of his termination, and (iv) award Mr. McMahon 100,000 restricted shares of Common Stock as a replacement for his vested options. These payments and benefits under the Severance Agreement are in final settlement of all wages and other payments owed to him, and any and all claims under the McMahon Employment Letter and in consideration of a release from Mr. McMahon of any claims against us arising in connection with the McMahon Employment Letter. Mr. McMahon received regular salary payments pursuant to the McMahon Employment Letter through his last day of employment with the Company.

Under the McMahon Employment Letter, Mr. McMahon was entitled during his term of employment to participate in all employee benefit plans and programs available to similarly situated employees (subject to eligibility) that we have in force from time to time, and was entitled to 20 days paid vacation each calendar year. Mr. McMahon was also entitled to options, granted on February 2, 2013 pursuant to the 2012 Share Incentive Plan, to purchase a total of 1,500,000 shares of Common Stock at $0.93 per share (the closing price of our Common Stock on the date of grant), which vested as follows: options to purchase 271,250 shares vested immediately upon commencement of employment; and options to purchase 234,375 shares vested upon the six-month anniversary of his start date.

Mr. McMahon’s Employment Letter provided that if Mr. McMahon’s employment was terminated for any reason other than for “Cause” (as defined in the McMahon Employment Letter) or his voluntary resignation, in exchange for a general release by Mr. McMahon of us and our officers, directors, employees, Stockholders, and agents from liability, as well as one-year non-solicitation and non-competition covenants from Mr. McMahon, Mr. McMahon would have been entitled to receive, for 12 months following his date of termination, (i) his base salary plus (ii) $2,000 per month to offset his potential medical, dental and life insurance expenses and any premiums required under COBRA comparable state law, each paid in accordance with our payroll and benefit policies.  In addition, we would also have (also in exchange for a general release by Mr. McMahon of us and our officers, directors, employees, Stockholders, and agents from liability) (1) extended the period during which Mr. McMahon may exercise his option with respect to any portion or all of his vested options to purchase shares to within 12 months following his date of separation, and (2) agreed not to exercise any right of repurchase. The McMahon Employment Letter provided that the options would have been exercisable for five years from the vesting date, subject to approval of the Board, provided that no options could have been exercised after 10 years following the date of grant.  Mr. McMahon would have also remained subject to the terms of our proprietary information and inventions agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers at March 31, 2015. At March 31, 2015, there were no outstanding equity awards to any either of our named executive officers.

Outstanding Equity Awards at 2015 Fiscal Year-End

Option awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gerald McGuire	—	—	$—	—

Jonathan M. Pfohl	—	—	$—	—

Director Compensation

The following table shows the compensation paid to individuals who served on our Board of Directors, none of whom are named executive officers, during the fiscal year ended March 31, 2015.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Edward S. Adams	$1,250	$—	$—	$1,250
James Korn	—	—	—	—
Karl Leaverton	—	—	—	—
Bruce Likly	—	—	—	—
Robert C. Linares	1,250	—	—	1,250
Bernard M. McPheely	—	—	—	—
Lewis Smoak	—	—	—	—
Theodorus Strous	1,250	—	—	1,250
Ben Wolkowitz	—	—	—	—

(1)	Includes board meeting and executive committee fees.
(2)	There were no option awards outstanding to any of directors at March 31, 2015.

After the change in our Board of Directors on June 23, 2014, our directors did not receive any compensation for serving on the board during the fiscal year ended March 31, 2015.

Compensation Committee

The Company established a Compensation Committee during the fiscal year to provide oversight and direction with respect to compensation of management. The members of the Compensation Committee are Lewis Smoak, Karl Leaverton and James Korn. Mr. Smoak serves as the Chair of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2015, the following individuals served on our Board of Directors:  Edward S. Adams, Bruce Likly, James Korn, Karl Leaverton, Robert C. Linares, Gerald McGuire, Bernard M. McPheely, Lewis Smoak, Theodorus Strous and Ben Wolkowitz.  Messrs. Adams, Linares and Strous resigned from the Board on June 23, 2014.

Mr. McPheely joined the Board on June 23, 2014 and previously served on the Board from August 13, 2012 until he resigned on May 13, 2013. In addition to serving on the Board of Directors, Mr. McGuire serves as the President and Chief Executive officer of the Company. No other director who served on our Board during the fiscal year ended March 31, 2015 is a former or current officer of the Company, or has other interlocking relationships, as defined by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2015, the beneficial ownership of the outstanding common stock by: (i) the persons or groups known to us to be the beneficial owners of more than five (5%) percent of the shares of our outstanding common stock; (ii) each of our named executive officers and current directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percentage of Beneficial Ownership
Directors and Named Executive Officers

James Korn
411 University Ridge, Suite D, Greenville, SC 29601	—		—%

Karl Leaverton
411 University Ridge, Suite D, Greenville, SC 29601	333,333		0.6%

Bruce Likely
411 University Ridge, Suite D, Greenville, SC 29601	800,500		1.4%

Gerald McGuire
411 University Ridge, Suite D, Greenville, SC 29601	—		—%

Bernard McPheely
411 University Ridge, Suite D, Greenville, SC 29601	1,130,435	(3)	2.0%

Jonathan Pfohl 411 University Ridge, Suite D, Greenville, SC 29601	—		—%

Lewis Smoak
411 University Ridge, Suite D, Greenville, SC 29601	1,026,666		1.8%

Ben Wolkowitz 411 University Ridge, Suite D, Greenville, SC 29601	158,333		0.3%

All directors and named executive officers as a group (8 persons)	3,449,269		6.1%

Other 5% Stockholders
Thomas P. Hartness Revocable Trust dated July 30, 2010
1200 Garlington Road, Greenville, SC 29615	5,223,325	(4)	8.8%

Edwards S. Adams 287 E. 6th Street, Suite 140, St. Paul, MN 55101	3,790,000	(5)	6.7%

Michael R. Monahan 4824 Thomas Avenue S, Minneapolis, MN 55410	3,756,188	(5)	6.6%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan and shares held by the named person’s spouse.
(2)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which that person has the right to acquire within 60 days following March 31, 2015. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following March 31, 2015, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Mr. McPheely owns 817,935 common shares issued through the Bernard M. McPheely Revocable Trust u/a DTD May 25, 2011. The number reported includes 312,500 warrants issued in connection with the purchase of units from the company consisting of one share of common stock and one warrant for the purchase of a share of common stock.
(4)	The number reported includes 2,500,000 Warrants issued to the Trust in connection with its purchase from the Company of units consisting of one share of common stock and one warrant for the purchase of a share of common stock. All shares reported are held by Thomas P. Hartness as trustee of the Trust, and in that capacity Mr. Hartness has sold voting and dispositive power with respect to such shares.
(5)	Based on information contained in Schedule 13D filed with the SEC on February 13, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the sole equity compensation plan under which shares of the Company’s common stock may be issued as of March 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
2012 Share Incentive Plan	232,500	$0.35	4,767,500	(1)

Total	232,500	$0.35	4,767,500

(1)	The 2012 Share Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted or unrestricted stock awards, phantom stock, performance awards and other types of stock-based awards, in addition to the granting of options or stock appreciation rights.

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

Director Independence

Our Board has determined that Messrs. McPheely, Korn, Leaverton, Likly, Smoak and Wolkowitz are “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that the Board selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K. Our Board has determined that Mr. McGuire is not independent based on these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On March 22, 2012, the Board of Directors engaged Cherry Bekaert LLP to serve as the Company’s independent auditor for the fiscal year ended March 31, 2012. Cherry Bekaert LLP has been out auditor for all subsequent fiscal years.

The following table shows the expenses that we incurred for services performed in fiscal years ended March 31, 2015 and 2014:

	Fiscal Year Ended March 31,
	2015	2014
Audit Fees	$112,204	$80,000
Audit-Related Fees	—	—
Tax Fees	8,575	7,500
All Other Fees	—	—
Total	$120,779	$87,500

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2015 and 2014 fiscal years for the audit of the Company’s annual financial statements, quarterly reports on Form 10-Q, and SEC registration statement.

Audit Related Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2015 and 2014 fiscal years for other audit related services.

Tax Fees

This category includes aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2015 and 2014 fiscal years for preparation of tax returns and related advisory services.

`

All Other Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2015 and 2014 fiscal years for employee compensation related advisory services and other advisory services.

Oversight of Accountants; Approval of Accounting Fees

The Company’s Audit Committee approved the accounting services and fees reflected in the table for the fiscal year ended March 31, 2015. For the prior fiscal year, the fees were approved by the whole Board of Directors, and none of the services were performed by individuals who were not employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The following financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2015 and 2014

Statements of Operations for the years ended March 31, 2015 and 2014

Statements of Cash Flow for the years ended March 31, 2015 and 2014

Statements of Shareholders’ Equity for the year ended March 31, 2015

Notes to the Financial Statements

(3)	Exhibits

The following exhibits are filed with this Report on Form 10-K as required by Item 601 of Regulation S-K:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form S-1/A filed with the SEC on May 13, 2010).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Form 8-K filed with the SEC on August 11, 2011).

3.3	Amended and Restated bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC Commission on June 26, 2014).

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on November 4, 2014).

4.1	Loan Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on September 20, 2013).

4.2	Security Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on September 20, 2013).

4.3	Promissory Note dated as of June 21, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on September 20, 2013).

4.4	First Amendment to Loan Agreement dated October 11, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on October 18, 2013).

4.5	Promissory Note dated October 11, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on October 18, 2013).

4.6	Second Amendment to Loan Agreement, dated as of October 16, 2014, by and between the Company and Platinum Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 22, 2014).

4.7	Loan Agreement dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 22, 2014).

4.8	Security Agreement dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 22, 2014).

10.1	Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on August 15, 2011).

10.2	Schedule 1.1(a) “Acquired Assets” of the Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on August 15, 2011).

10.3	Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A for the fiscal quarter ended September 30, 2011 filed with the SEC on August 16, 2012).

10.4	Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond Gemstone Corporation (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.5	Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.5A	Change in Control Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to the Exhibit 10.4 to Form 8-K filed with the SEC on August 8, 2012). (1)

10.5B	Agreement of Separation, Waiver, and Release of Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.6	Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6A	Change in Control Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6B	Agreement of Separation, Waiver, and Mutual Release of Charles G. Nichols (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.7	Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.7A	Employment Letter with Michael McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 4, 2012). (1)

10.7B	Change in Control Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.7C	Severance Agreement and General Release, effective September 25, 2014, between the Company and Michael W. McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 1, 2014).(1)

10.8	Subscription Agreement dated May 4, 2012 (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.9	Form of Warrant by and between Scio Diamond Technology Corporation and certain Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 10, 2012).

10.10	Scio Diamond Technology Corp. 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 4, 2012). (1)

10.10A	Scio Diamond Technology Corp. Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.10A to the Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 29, 2015). (1)

10.10B	Form of Qualified Stock Option Grant Agreement by and between Scio Diamond Technology Corporation and certain Executive Officers (incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.10C	Form of Stock Option Grant Agreement (Non-Qualified Stock Option) for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed with the SEC on February 14, 2013). (1)

10.10D	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.10D to the Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 29, 2015). (1)

10.11	Lease with Innovation Center (incorporated by reference to Exhibit 10.01 to the Form 10-Q for the fiscal quarter year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.11A	Supplemental Notice to Lease dated October 14, 2011, by and between Scio Diamond Technology Corporation and Innovation Center, LLC (incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.12	Employment Letter Agreement of Stephen D. Kelley (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.13	Employment Letter Agreement dated March 4, 2013 between Scio Diamond Technology Corporation and Jonathan Pfohl (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 7, 2013). (1)

10.13B	Employment Agreement dated March 31, 2015 between Scio Diamond Technology Corporation and Jonathan Pfohl (incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on April 6, 2015).(1)

10.14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the SEC on August 8, 2012).

10.14A	Code of Conduct (incorporated by reference to Exhibit 10.14A to the Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 29, 2015).

10.14B	Corporate Governance Guidelines (incorporated by reference to Exhibit 10.14B to the Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 29, 2015).

10.15	Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous (incorporated by reference to Exhibit 10.15 to the Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2013). (1)

10.16	Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Filip De Weerdt (incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2013).

10.17	Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous (incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2013). (1)

10.18	Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Michael R. Monahan (incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2013). (1)

10.19	Joint Venture Agreement, by and between Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings, dated September 16, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 14, 2013).

10.20	Shareholders Agreement, by and between Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings, dated September 16, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 14, 2013).

10.21	License Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on November 14, 2013).

10.22	Development Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed with the SEC on November 14, 2013).

10.23	Consulting Services Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the SEC on November 14, 2013).

10.24	Rights Agreement, dated as of April 15, 2014, between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. which includes the Form of Rights Certificate as Exhibit A and Summary of Rights to purchase Common Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on April 16, 2014).

10.25	Amendment No. 1, dated June 22, 2014 to Rights Agreement, dated as of April 15, 2014, by and between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2014).

10.26	Settlement Agreement, dated as of June 23, 2014, by and among the Company, the Adams Group and the Save Scio Group (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on June 26, 2014).

10.27	Agreement for the Sale and Lease of Growers dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 22, 2014).

10.28	Renaissance Created Diamond Company, LLC Limited Liability Company Agreement, dated as of December 18, 2014, between the Company and Renaissance Diamond Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 23, 2014).

10.29	Employment Agreement dated March 31, 2015 between Scio Diamond Technology Corporation and Gerald McGuire (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on April 6, 2015).(1)

23	Consent of Cherry Bekaert LLP. (incorporated by reference to Exhibit 23 to Form 10-K filed with the SEC on June 29, 2015).

24	Power of Attorney (contained herein as part of the signature pages).*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2015 and 2014; (ii) Statements of Operations for the years ended March 31, 2015 and 2014; (iii) Statements of Shareholders’ Equity for the years ended March 31, 2015 and 2014; (iv) Statements of Cash Flow for the years ended March 31, 2015 and 2014; and (v) Notes to the Financial Statements (incorporated by reference to Exhibit 101 to Form 10-K filed with the SEC on June 29, 2015).

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2015	SCIO DIAMOND TECHNOLOGY CORPORATION
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

