Form 10-Q
period 2015-06-30
Scio Diamond Technology Corp
filed 2015-08-14
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock, $0.001 par value, outstanding as of August 11, 2015 was 58,077,624

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2015 filed on June 29, 2015.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

As of June 30, 2015 and March 31, 2015

	June 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$176,790	$767,214
Accounts receivable	249,058	243,929
Deferred contract costs	201,766	179,969
Inventory	294,226	295,760
Prepaid expenses	52,324	57,012
Prepaid rent	23,050	23,050

Total current assets	997,214	1,566,934

Property, plant and equipment
Facility	904,813	904,813
Manufacturing equipment	2,927,761	2,927,761
Other equipment	71,059	71,059
Construction in progress	465,984	207,252
Total property, plant and equipment	4,369,617	4,110,885
Less accumulated depreciation	(1,687,065)	(1,543,652)
Net property, plant and equipment	2,682,552	2,567,233

Intangible assets, net	7,854,238	8,047,948
Prepaid rent, noncurrent	13,475	19,238
Investment in joint venture – RCDC	46,380	30,041

TOTAL ASSETS	$11,593,859	$12,231,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$900,022	$708,760
Customer deposits	35,807	38,603
Deferred revenue	248,925	215,375
Accrued expenses	472,628	517,942

Total current liabilities	1,657,382	1,480,680

Notes Payable	2,500,000	2,500,000
Other liabilities	110,711	118,092

TOTAL LIABILITIES	4,268,093	4,098,772

Common stock $0.001 par value, 75,000,000 shares authorized; 57,522,124 and 56,531,499 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	57,523	56,532
Additional paid-in capital	26,884,253	26,815,005
Accumulated deficit	(19,616,010)	(18,738,915)

Total shareholders’ equity	7,325,766	8,132,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,593,859	$12,231,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
Revenue
Product revenue, net	$172,175	$79,338
Licensing revenue	—	375,000

Revenue, net	172,175	454,338

Cost of goods sold
Cost of goods sold	415,367	374,423

Gross margin (deficit)	(243,192)	79,915

General and administrative expenses
Salaries and benefits	202,302	396,868
Professional and consulting fees	51,943	260,235
Rent, equipment lease and facilities expense	39,013	34,147
Marketing costs	28,183	10,688
Corporate general and administrative	85,547	124,153
Depreciation and amortization	198,405	200,124

Total general and administrative expenses	605,393	1,026,215

Loss from operations	(848,585)	(946,300)

Other expense
Income from joint venture – RCDC	16,339	—
Interest expense	(44,849)	(61,927)

Net loss	$(877,095)	$(1,008,227)

Loss per share
Basic:
Weighted average number of shares outstanding	56,534,466	50,697,993
Loss per share	$(0.02)	$(0.02)
Fully diluted:
Weighted average number of shares outstanding	56,534,466	50,697,993
Loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(877,095)	$(1,008,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,072	410,322
Expense for stock issued in exchange for services	—	26,200
Employee stock based compensation	64,501	—
Income from joint venture – RCDC	(16,339)	—
Inventory write-down	—	68,722
Changes in assets and liabilities:
Decrease in accounts receivable and deferred revenue	28,421	3,289
Decrease in other receivables	—	89,192
Decrease/(increase) in prepaid expenses, rent and deferred contract cost	8,501	(4,551)
Decrease/(increase) in inventory and other assets	(20,263)	(101,813)
Increase in accounts payable	44,447	365,325
Decrease in customer deposits	(2,796)	(29,835)
Increase/(decrease) in accrued expenses	(137,314)	78,816
Increase/(decrease) in other liabilities	(7,381)	8,487

Net cash used in operating activities	(576,246)	(94,073)

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,916)	(13,152)

Net cash used in investing activities	(19,916)	(13,152)

Cash flows from financing activities:
Proceeds from note payable	—	61,284
Proceeds from exercise of stock options	5,738	—

Net cash provided by financing activities	5,738	61,284

Change in cash and cash equivalents	(590,424)	(45,941)
Cash and cash equivalents, beginning of period	767,214	47,987

Cash and cash equivalents, end of period	$176,790	$2,046

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2015 and 2014 (Unaudited)
(Continued)

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014

Supplemental cash flow disclosures:
Cash paid for:
Interest	$23,764	$—
Income taxes	$—	$—

Non-cash financing activities:
Payment of accrued expenses with stock	$—	$12,000
Purchase of property, plant and equipment in accounts payable	$(146,816)	$—
Purchase of property, plant and equipment in accrued expenses	$(92,000)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period April 1, 2015 through June 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2015	56,531,499	$56,532	$26,815,005	$(18,738,915)	$8,132,622

Common stock issued upon exercise of stock options	5,625	6	5,732	—	5,738
Common stock issued as incentive compensation	985,000	985	63,516	—	64,501
Net loss for the quarter ended June 30, 2015	—	—	—	(877,095)	(877,095)
Balance, June 30, 2015	57,522,124	$57,523	$26,884,253	$(19,616,010)	$7,325,766

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

Going Concern

The Company has generated little revenue to date and consequently its operations are subject to all risks inherent in the establishment and commercial launch of a new business enterprise. As of March 31, 2015, our cash balance was $767,214 and as of June 30, 2015 our cash balance was reduced to $176,790. This reduction was due to our operating cash needs and purchases of equipment. Our cash on hand at June 30, 2015 is not expected to be adequate to fund our operations over the fiscal year ending March 31, 2016 and we had no additional lines of credit or other bank financing arrangements other than as described in Item 1, Note 3.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•	On-going solicitation of investment in the Company in the form of private placements of common shares or debt securities;
•	Continue to explore strategic joint ventures and technology licensing agreements to expand company revenue and cash flow; and
•	Recently expanded and continue to optimize production of existing manufacturing capabilities to increase product revenues;

If successfully implemented, in the opinion of management, these actions will be sufficient to provide the Company with the liquidity it needs to meet its obligations and continue as a going concern. There can be no assurance, however, that the Company will successfully implement these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2015 and March 31, 2015 and the results of operations and cash flows for the three month interim periods ended June 30, 2015 and 2014. The interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2015.

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

Basic and Diluted Net Loss per Share

Net loss per share is presented under two formats: basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. Currently, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of non-vested restricted stock and common stock issuable upon the exercise of options and warrants would be anti-dilutive.

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	June 30,
	2015	2014
Common stock options and warrants	4,063,253	8,090,878
Non-vested restricted stock	985,000	—

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company has determined that an allowance was not necessary at June 30, 2015 or March 31, 2015.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method. The components of inventories are as follows:

	June 30, 2015	March 31, 2015
Raw materials and supplies	$60,831	$58,390
Work in process	29,789	31,371
Finished goods	203,606	205,999
	$294,226	$295,760

During the three months ended June 2015, the Company’s products were selling for prices higher than its manufacturing costs, however, during the three months ended June 30, 2014, we experienced selling prices lower than cost and as a result we recorded a lower of cost or market write down of $68,722 for inventory produced during that period that was still on hand at June 30, 2014. The estimation of the total write-down involves management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete, disposal costs and a normal profit margin.

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight line basis beginning at the time it is placed in service, based on the following estimated useful lives:

Years
Machinery and equipment	3 to15
Furniture and fixtures	3 to10
Engineering equipment	5 to 12

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

Intangible Assets

Acquired in-process research and development costs are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the three months ended June 30, 2015 or 2014.

Stock-based Compensation

Stock-based compensation expense for the value of stock options is estimated on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account implied volatility in the price of the Company’s stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of the Company’s stock on the grant date and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment.

Concentration of Credit Risk

During the three months ended June 30, 2015, the Company was selling substantially all of its production to the RCDC joint venture and had a receivable from RCDC at June 30, 2015 of $249,058. The Company expects this concentration of sales to RCDC to continue in the future.

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

For product sales to our joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped. We currently recognize revenue at the earlier of when the joint venture partner sells the finished goods manufactured from our materials or we are paid for our goods. Licensing and development revenues are recognized in the month as detailed in appropriate licensing and development contracts. In the event that licensing funds are received prior to the contractual commitment, the Company will recognize deferred revenue (liability) for the amount received.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Contract-Type and Production-Type Contracts". On April 1, 2015, the FASB voted to defer the effective date of the pronouncement by one year, however an amendment to the ASU has not yet been released. ASU 2014-9, as amended, is effective for annual periods, and interim periods within those years, beginning after December 31, 2017. An entity is required to apply the amendments using one of the following two methods: i) retrospectively to each prior period presented with three possible expedients: a) for completed contracts that begin and end in the same reporting period no restatement is required, b) for completed contract with variable consideration an entity may use the transaction price at completion rather than restating estimated variable consideration amounts in comparable reporting periods and c) for comparable reporting periods before date of initial application reduced disclosure requirements related to transaction price; ii) retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2018, or in the first quarter of fiscal 2019, if deferred, and we are currently assessing the impact of this pronouncement on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The ASU is effective for our fiscal year ending March 31, 2017, with early adoption permitted. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s financial statements or disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11"). This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost and market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early application is permitted. ASU 2015-11 is therefore effective in our fiscal year beginning April 1, 2017. We are evaluating the effect that ASU 2015-11 will have on our financial statements and related disclosures.

There are currently no other accounting standards that have been issued but not yet adopted by the Company that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 2 — INTANGIBLE ASSETS

Acquired in-process research and development costs are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.

Intangible assets consist of the following:

		June 30,	March 31,
	Life	2015	2015
Patents, gross	6.75 – 19.46	$8,135,063	$8,135,063
In-process research and development	Indefinite	1,832,370	1,832,370
		9,967,433	9,967,433
Accumulated amortization		(2,113,195)	(1,919,485)
Net intangible assets		$7,854,238	$8,047,948

Total amortization expense for the quarter ending June 30, 2015 and 2014 was $193,710 and $193,710, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Nine months ending March 31, 2016	$581,130
March 31, 2017	774,840
March 31, 2018	774,840
March 31, 2019	774,840
March 31, 2020	595,159
Thereafter	$2,521,059

NOTE 3 — NOTES PAYABLE

On December 16, 2014 the Company entered into a Loan Agreement (the “HGI Loan Agreement”) and a Security Agreement (the “HGI Security Agreement”) with Heritage Gemstone Investors, LLC (“HGI”) providing for a $2,000,000 secured non-revolving line of credit (the “HGI Loan”). The HGI Loan, which is represented by a Promissory Note dated as of December 15, 2014 (the “HGI Note”), matures on December 15, 2017. Borrowings accrue interest at the rate of 7.25% per annum and the Company intends to make monthly interest payments. On December 18, 2014, $2,000,000 was drawn on the HGI Loan. The Company utilized funds drawn on the HGI Loan to repay its existing indebtedness to Platinum and to continue to fund its ongoing operations. The HGI Loan Agreement contains a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its stockholders and sell, purchase or lease real or personal property or other assets or equipment. The HGI Loan Agreement contains standard provisions relating to a default and acceleration of the Company’s payment obligations thereunder upon the occurrence of an event of default, which includes, among other things, the failure to pay principal, interest, fees or other amounts payable under the agreement when due; failure to comply with specified agreements, covenants or obligations; cross-default with other indebtedness; the making of any material false representation or warranty; commencement of bankruptcy or other insolvency proceedings by or against the Company; and failure by the Company to maintain a book net worth of at least $4,000,000 at all times. The Company’s obligations under the HGI Loan Agreement are not guaranteed by any other party. The Company may prepay borrowings without premium or penalty upon notice to HGI as provided in the HGI Loan Agreement. The HGI Loan Agreement requires the Company to enter into the HGI Security Agreement. Under the HGI Security Agreement, the Company grants HGI a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the HGI Loan.

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

As of June 30, 2015, HGI has advanced the Company $300,000 to fund improvements to our current growers that will expand manufacturing capacity in our production facility. In addition, HGI has advanced the Company $200,000 for the purchase of new grower equipment under the Sale-Leaseback Agreement. As of June 30, 2015, the Company considers both of these advances totaling $500,000 as notes payable. The Company anticipates completing the grower expansion and new equipment purchases during the first half of the fiscal year ending March 31, 2016.

NOTE 4 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

The Company had 57,522,124 shares of common stock issued and outstanding as of June 30, 2015. This total includes 985,000 shares of non-vested restricted stock.

The Company had 3,028,045 warrants outstanding with a weighted average exercise price of $1.45 per share as of June 30, 2015. 2,538,750 warrants expired and none were issued in the three months ended June 30, 2015. 2,352,500 warrants will expire during the next six months of 2015 while the balance of the warrants will expire in 2017 and 2018 if not exercised.

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

On May 7, 2015, the Board of Directors of the Company approved restricted stock awards for Mr. Gerald McGuire, the Company President and Chief Executive Officer and Mr. Jonathan Pfohl, the Company Chief Financial Officer. Mssrs. McGuire and Pfohl were granted 400,000 and 385,000 restricted shares of stock, respectively that will vest on July 1, 2018. The restricted shares are valued at $1.03, the closing price of the Company’s stock on May 7, 2015. The Company recognizes compensation expense for the restricted stock awards on a straight line basis over the vesting period. The Company recognized $42,555 in compensation expenses for these awards during the three months ended June 30, 2015. Also on May 7, 2015, the Board of Directors granted Renaissance Diamond Inc. a restricted stock award of 200,000 shares that only vests based on the attainment of specific performance criteria. The Company does not anticipate recognizing any financial impact for this restricted stock award until it is deemed likely that the performance criteria will be met.

The following sets forth the restricted stock outstanding as of June 30, 2014:

Restricted Stock	Shares
Restricted stock outstanding March 31, 2015	—
Granted	985,000
Vested	—
Expired/cancelled	—
Restricted stock outstanding June 30, 2015	985,000

On May 7, 2015, the Board of Directors granted Renaissance Diamond Inc. non-qualified stock options for 333,333 shares of common stock. These options will vest on June 29, 2016 if the RCDC joint venture attains specific performance criteria. The strike price of these options will be set at fifty percent of the market closing price upon vesting. The options will need to be exercised within 60 days of vesting.

In addition, on May 7, 2015, the Company granted seven non-executive employees options to purchase a total of 685,000 shares of the Company’s stock. The vesting schedule for these options call for 33.3% to vest upon the first, second and third anniversaries of the grant date. The exercise price of $1.03 per share is equal to the closing price of a share of the Company’s common stock on the date of grant. Using the Black-Scholes option pricing model, management has estimated these options had a value of $0.98 per option on the date of the grant. The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 2.18%; Expected life in years, 10.0; Expected volatility, 124.3%; Forfeiture rate, 25.0%. None of these options were vested upon issuance and the Company recognized $21,946 in compensation costs for these options during the three months ending June 30, 2015.

The following sets forth the employee options to purchase shares of the Company’s stock issued and outstanding as of June 30, 2015 and does not include options granted to Renaissance Diamond Inc.:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Employee options outstanding March 31, 2015	232,500	$0.35	1.45
Granted	685,000	1.03	9.86
Exercised	(5,625)	.33	—
Expired/cancelled	(210,000)	0.83	—
Employee options outstanding June 30, 2015	701,875	$0.87	7.80
Exercisable at June 30, 2015	17,500	$0.48	0.85

A summary of the status of non-vested employee options as of June 30, 2015 and changes during the three months ended June 30, 2015 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2015	209,375	0.21
Granted	685,000	0.98
Vested	—	—
Expired/cancelled: non-vested	(210,000)	0.76
Non-vested at June 30, 2015	684,375	$0.81

The following table summarizes information about employee stock options outstanding by price range as of June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.03	535,000	9.86	$1.03	—	$—
$0.80	7,500	0.02	0.80	5,500	0.80
$0.33	159,375	1.24	0.33	12,000	0.33
	701,875	7.80	$0.87	17,500	$0.48

At June 30, 2015, unrecognized compensation cost related to non-vested employee awards was $558,636. This cost is only expected to be recognized if certain performance metrics are attained over a weighted average period of 2.85 years.

NOTE 6 — RELATED PARTIES

See NOTE 8 for discussion of revenues recognized from the RCDC joint venture.

NOTE 7 – LITIGATION

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of June 30, 2015 there were no material outstanding claims by the Company or against the Company.

On May 16, 2014, the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company continues to cooperate with this inquiry.

NOTE 8 — INVESTMENT IN RCDC JOINT VENTURE

On December 18, 2014 the Company entered into an arrangement with Renaissance Diamonds, Inc. (“Renaissance”) through the execution of a limited liability company agreement (the “LLC Agreement”) of Renaissance Created Diamond Company, LLC, a Florida limited liability company (“RCDC”), pursuant to which the Company and Renaissance are each 50% members of RCDC.

The LLC Agreement provides that RCDC is a manager-managed limited liability company, and each of the Company and Renaissance will appoint one manager, with both such managers appointing a third manager.  The managers will manage the day-to-day operations of RCDC, subject to certain customary limitations on managerial actions that require the consent of the Company and Renaissance, including but not limited to making or guaranteeing loans, distributing cash or other property to the members of RCDC, entering into affiliate transactions, amending or modifying limited liability company organizational documents, and entering into major corporate events, such as a merger, acquisition or asset sale. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds.  Pursuant to the LLC Agreement, the arrangement will last three years, unless terminated earlier, with the option to automatically renew for additional two-year periods. The Company made an initial $1,000 investment in RCDC and was granted a 50% equity stake. RCDC has the right of first refusal to purchase diamond gemstones from the Company, including rough diamond preforms or processed stones.  Renaissance may sell seed stock to RCDC for production by the Company.  RCDC purchase rough diamond material produced by the Company finishes the rough gemstones and, in turn, sells the finished stones to various retailers and other participants in the market for gemstones.  Profits generated by RCDC’s operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

Through June 30, 2015 the operations of RCDC have been focused on the development and processing of diamond material into finished Gemstone material and establishing sales and distribution channels for the finished goods. During the three months ended June 30, 2015, the Company sold product to RCDC valued at $156,800. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. For the three months ended June 30, 2015, the Company recognized $123,250 in revenue for product sold to RCDC. As of June 30, 2015, the Company has deferred $248,925 of revenue and $201,766 of expenses related to our sales to RCDC. The Company anticipates recognizing this deferred revenue and expense at the earlier date of RCDC selling through its inventory or the Company collects its receivables from RCDC.

The Company utilizes the equity method of accounting for its investment in RCDC. As such, the Company recognized $16,339 as its proportional shares of RCDC’s net income during the three months ended June 30, 2015 as other income.

Rollforward of the Company’s ownership interest in the joint venture for the three months ended June 30, 2015:

Balance of ownership interest in joint venture at March 31,2015	$30,041
Aggregate fiscal 2016 equity gain – share of joint venture income	16,339
Balance of ownership interest in joint venture at June 30, 2015	$46,380

Cumulative recognized income on ownership interest in joint venture at June 30, 2015	$45,380

Selected financial results for RCDC for the three months ended June 30, 2015 are as follows:

Revenues	$260,299
Expenses	227,622
Net Income	$32,677

Total Assets	$611,259

Total Liabilities	$518,499
Total Partners Capital	92,760
Total Liabilities and Partner Capital	$611,259

NOTE 9 — SUBSEQUENT EVENTS

On, July 1, 2015, the Renaissance Diamond Inc. was granted restricted stock awards for 550,000 shares that only vest based on the attainment of specific performance criteria. The Company will not recognize any financial impact for these restricted stock awards unless the performance criteria are met.

On August 7, 2015, the Company reached an amendment to the separation, waiver and release agreement executed on December 4, 2012 with our former Chief Executive Officer, Mr. Joseph Lancia. This amendment allows for no further severance payments to Mr. Lancia and will result in the company reversing $137,561 in accrued severance expenses in the quarterly financial results ending September 30, 2015.

On August 13, 2015, the Board of Directors of the Company approved restricted stock awards for Mr. Gerald McGuire, the Company President and Chief Executive Officer and Mr. Jonathan Pfohl, the Company Chief Financial Officer. Mssrs. McGuire and Pfohl were granted 400,000 and 150,000 restricted shares of stock, respectively that will vest on July 1, 2018. The restricted shares are valued at the closing price of the Company’s stock on August 13, 2015. The Company will recognize compensation expense for these restricted stock awards on a straight line basis over the vesting period.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has had significant turnover in management and may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the market for lab-grown diamond may not develop as anticipated, (8) competition may adversely affect our business, (9) the Company may expend a substantial amount of time and resources in connection with the Securities and Exchange Commission’s (“SEC”) recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business, and (10) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the SEC, including, without limitations described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2015.

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

While the Company’s product offering continue to include industrial products, as of June 30, 2015 substantially all of the Company’s production capacity is being sold as gemstone materials. As of June 30, 2015, we had generated $3,198,457 in net revenue since inception from sales of our diamond materials and licensing of our technology.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2015 Compared to the Three Month Period Ended June 30, 2014

During the three months ended June 30, 2015, we recorded product revenue of $172,175 compared to $79,338 during the three months ended June 30, 2014. This $92,837 increase was due to increased product sales and per unit prices. The Company received $375,000 in development fees from the Grace Rich joint venture during the three months ended June 30, 2014 that were not received during the three months ended June 30, 2015 resulting in a decrease in total revenue for the comparable periods. Total revenue for the three months ended June 30, 2015 was $172,175, compared to $454,338 in net revenue during the three months ended June 20, 2014.

Cost of goods sold was $415,367 for the three months ended June 30, 2015 versus $374,423 for the three months ended June 30, 2014. Cost of goods sold includes direct and indirect labor costs of $106,293 during the three months ended June 30, 2015 and $96,905 during the three months ended June 30, 2014. Depreciation expense of $140,668 and $150,316 was recorded in cost of goods sold during the three months ended June 30, 2015 and 2014, respectively. The overall increase in cost of goods sold was due increases in product sales during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Gross margin (deficit) was $(243,192) for the three months ended June 30, 2015 versus $79,915 for the three months ended June 30, 2014. The gross margin for the three months ended June 30, 2014 included $375,000 of development fees that were received not received during the comparable three months ended June 30, 2015. Adjusting for these development fees, results in a gross deficit for the three months ended June 30, 2105 of $(243,192) versus $(295,085) for the three months ended June 20, 2014.

Salary and benefit expenses recognized as general and administrative expenses were $202,302 and $396,868 for the three months ended December 31, 2014 and 2013, respectively. This decrease of $194,566 is primarily the result of the Company recognizing $275,000 in executive severance during the three months ended June 30, 2014, offset by $64,501 in stock based compensation for employees during the three months ended June 30, 2015.

Professional and consulting fees were $51,943 compared to $260,235 for the three months ended June 30, 2015 and 2014, respectively. This decrease is primarily due to reduced legal expense due to the settlement of litigation in June 2014.

The other components of our general and administrative expenses were relatively consistent between the three months ended June 30, 2015 and 2014. Rent, equipment lease and facilities expenses were $39,013 and $34,147, respectively; marketing costs were $28,183 and $10,688, respectively; corporate general and administrative expenses were $85,547 and $124,153, respectively and depreciation and amortization expenses were $198,405 and $200,124, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for three month period ended June 30, 2015 was $877,095, compared to a net loss of $1,008,227 during the three months ended June 30, 2014. Our net loss per share for the three month period ended June 30, 2015 was $(0.02) per share, compared to a net loss per share of $(0.02) for the three months ended June 30, 2014. The weighted average number of shares outstanding was 56,534,466 and 50,697,993, respectively, for the three month periods ended June 30, 2015 and 2014.

FINANCIAL CONDITION

At June 30, 2015, we had total assets of $11,593,859, compared to total assets of $12,231,394 at March 31, 2015. We had cash of $176,790 at June 30, 2015 compared to cash of $767,214 at March 31, 2015.

Total liabilities at June 30, 2015 were $4,268,093, compared to total liabilities of $4,098,772 at March 31, 2015. Total liabilities at June 30, 2015 were comprised primarily of accounts payable, accrued expenses, customer deposits deferred revenue and notes payables. The increase in total liabilities is primarily due to our increased accounts payable. Accounts payable increased $191,262 largely due to expenses related to construction in progress.

The Company had negative working capital (defined as current assets less current liabilities) of $(660,168) at June 30, 2015 versus $86,254 at March 31, 2015. This decrease in working capital resulted from the Company’s increase in accounts payable and deferred revenue and the decrease in cash during the three months ended June 30, 2015.

Total shareholders’ equity was $7,325,766 at June 30, 2015, compared to $8,132,622 at March 31, 2015. Shareholders’ equity decreased $806,856 during the period due to our operating net loss and was offset by additional paid in capital from common stock issued as incentive compensation.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2015, net cash flows used in operating activities were $(576,246) compared to $(94,073) for three months ended June 30, 2014. The net cash flow used in operating activities for the three months ended June 30, 2015 consists primarily of a net loss of $(877,095) offset by depreciation and amortization of $339,072, employee stock based compensation of $64,501, income from joint venture of $(16,339), decrease in accounts receivable of $28,421, increases in accounts payable of $44,447, decrease in accrued expenses of $(137,314), net increases in other current assets of $(11,762), and a net decrease in other current liabilities of $(10,177).

Investing Activities

For the three month periods ended June 30, 2015 and 2014, net cash flows used in investing activities were $(258,731), and $(13,152), respectively. These amounts consist of the purchase of property, plant and equipment. The increase in cash used during the three months ended June 30, 2016 is due to the Company’s capacity expansion program.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities. For the three month periods ended June 30, 2015 and June 30, 2014, we generated $5,738 and $61,284, respectively, from financing activities

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.

As of March 31, 2015, our cash balance was $767,214 and as of June 30, 2015 our cash balance was reduced to $176,790. This reduction was due to our operating cash needs and purchases of equipment. Our cash at June 30, 2015 is not expected to be adequate to fund our operations over the fiscal year ending March 31, 2016. As of June 30, 2015, we had no additional lines of credit or other bank financing arrangements other than as described in Item 1, Note 3. Generally, we have financed operations through June 30, 2015 through the proceeds of sales of our common stock and borrowings under our existing credit facilities. The Company is pursuing additional issuances of equity capital or debt to meet operating cash requirements.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended March 31, 2015.

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

For product sales to our joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped. We currently recognize revenue at the earlier of when the joint venture partner sells the finished goods manufactured from our materials or we are paid for our goods. Licensing and development revenues are recognized in the month as detailed in appropriate licensing and development contracts. In the event that licensing funds are received prior to the contractual commitment, The Company will recognize deferred revenue (liability) for the amount received.

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

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight-line basis beginning at the time it is placed in service, based on the following estimated useful lives:

Years
Machinery and equipment	3 to 15
Furniture and fixtures	3 to 10
Engineering equipment	5 to 12

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

A substantial portion of the Company’s patent portfolio is considered in service due to the inherent value of the patents to our on-going manufacturing operations. Through June 30, 2015, the Company has allocated $8,135,063 to patents that are being amortized over a period ranging from 6.75 years to 19.46 years corresponding to their remaining life.

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

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2015, we carried an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to the significant deficiency discussed below.

Remediation of Significant Deficiency in Internal Controls over Financial Reporting

In connection with the evaluation described above, management identified the following significant deficiency in our internal control over financial reporting, which is common in small companies. This deficiency identified by our Chief Executive Officer and Chief Financial Officer as of June 30, 2015 is:

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

During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the significant deficiency identified above. In addition, we plan to take additional steps during our fiscal year ending March 31, 2016:

•	Management is working with our outsourced accounting vendor to provide enhanced separation of duties amongst the personnel participating in our accounting function.

Changes in Internal Controls

Other than described above in connection with our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of June 30, 2015 there were no material outstanding claims by the Company or against the Company.

In May 2014, the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company is fully cooperating with this ongoing inquiry.

ITEM 1A.	RISK FACTORS

Not applicable (the Company is a smaller reporting company).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Report:

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: August 14, 2015	/s/ Gerald McGuire
By: Gerald McGuire
Its: Chief Executive Officer

Dated: August 14, 2015	/s/ Jonathan Pfohl
By: Jonathan Pfohl
Its: Chief Financial Officer

