Form 10-Q
period 2015-09-30
Scio Diamond Technology Corp
filed 2015-11-13
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock, $0.001 par value, outstanding as of November 9, 2015 was 63,844,291

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, without limitation, those described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2015 filed on June 29, 2015.

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

PART I - FINANCIAL INFORMATION

ITEM 1.               UNAUDITED CONDENSED FINANCIAL STATEMENTS

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

As of September 30, 2015 and March 31, 2015

	September 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$942,802	$767,214
Accounts receivable	220,224	243,929
Deferred contract costs	178,066	179,969
Inventory	333,464	295,760
Prepaid expenses	43,830	57,012
Prepaid rent	23,050	23,050

Total current assets	1,741,436	1,566,934

Property, plant and equipment
Facility	904,813	904,813
Manufacturing equipment	3,412,777	2,927,761
Other equipment	74,338	71,059
Construction in progress	—	207,252
Total property, plant and equipment	4,391,928	4,110,885
Less accumulated depreciation	(1,837,681)	(1,543,652)
Net property, plant and equipment	2,554,247	2,567,233

Intangible assets, net	7,660,528	8,047,948
Prepaid rent, noncurrent	7,713	19,238
Investment in joint venture – RCDC	64,743	30,041

TOTAL ASSETS	$12,028,667	$12,231,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$651,872	$708,760
Customer deposits	13,911	38,603
Deferred revenue	215,480	215,375
Accrued expenses	331,469	517,942
Current portion of notes payable	64,182	—
Current portion of capital lease obligations	167,614	—

Total current liabilities	1,444,528	1,480,680

Notes payable	2,235,818	2,500,000
Capital lease obligation, non-current	32,386	—
Other liabilities	105,791	118,092

TOTAL LIABILITIES	3,818,523	4,098,772

Common stock $0.001 par value, 75,000,000 shares authorized; 63,844,291 and 56,531,499 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	63,845	56,532
Additional paid-in capital	28,571,897	26,815,005
Accumulated deficit	(20,425,598)	(18,738,915)

Total shareholders’ equity	8,210,144	8,132,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,028,667	$12,231,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months ended September 30, 2015 and 2014

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue
Product revenue, net	$236,292	$103,976	$408,467	$183,314
Licensing revenue	—	—	—	375,000

Revenue, net	236,292	103,976	408,467	558,314

Cost of goods sold
Cost of goods sold	461,279	407,345	876,646	781,768

Gross deficit	(224,987)	(303,369)	(468,179)	(223,454)

General and administrative expenses

Salaries and benefits	255,389	163,832	457,691	560,700
Professional and consulting fees	44,122	(93,239)	96,065	166,996
Rent, equipment lease and facilities expense	40,961	37,884	79,974	72,031
Marketing costs	28,463	8,179	56,646	18,867
Corporate general and administrative	146,631	58,106	232,178	182,259
Depreciation and amortization	198,477	200,124	396,882	400,248
Forgiveness of severance liability	(137,561)	—	(137,561)	—

Loss from operations	(801,469)	(678,255)	(1,650,054)	(1,624,555)

Other expense
Income from RCDC joint venture	18,363	—	34,702	—
Interest expense	(26,482)	(70,238)	(71,331)	(132,165)

Net loss	$(809,588)	$(748,493)	$(1,686,683)	$(1,756,720)

Loss per share
Basic:
Weighted average number of shares outstanding	58,385,140	50,706,794	57,464,860	50,702,418
Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Fully diluted:
Weighted average number of shares outstanding	58,385,140	50,706,794	57,464,860	50,702,418
Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Six Months Ended September 30, 2015 and 2014

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net loss	$(1,686,683)	$(1,756,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	685,349	760,829
Expense for stock and inventory issued in exchange for services	—	34,200
Employee stock-based compensation	187,967	155,000
Income from joint venture - RCDC	(34,702)	—
Inventory write down	—	68,722
Changes in assets and liabilities:
Decrease in accounts receivable and deferred revenue	23,810	42,085
Decrease in other receivables	—	89,192
Decrease/(increase) in prepaid expenses, rent, and deferred contract costs	22,710	(8,642)
Increase in inventory and other assets	(37,704)	(112,996)
Increase/(decrease) in accounts payable	(148,888)	102,050
Decrease in customer deposits	(24,692)	(137,884)
Increase/(decrease) in accrued expenses	(186,473)	17,743
Increase/(decrease) in other liabilities	(12,301)	16,974

Net cash used in operating activities	(1,211,607)	(729,447)

Cash flows from investing activities:
Purchase of property, plant and equipment	(189,043)	(13,152)

Net cash used in investing activities	(189,043)	(13,152)

Cash flows from financing activities:
Proceeds from note payable	—	129,072
Proceeds from the exercise of stock options	11,238	—
Proceeds from sale of common stock	1,565,000	570,500

Net cash provided by financing activities	1,576,238	699,572

Change in cash and cash equivalents	175,588	(43,027)
Cash and cash equivalents, beginning of period	767,214	47,987

Cash and cash equivalents, end of period	$942,802	$4,960

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Six Months Ended September 30, 2015 and 2014 (Unaudited)
(Continued)

	Six Months Ended	Six Months Ended
	September 30, 2015	September 30, 2014

Supplemental cash flow disclosures:
Cash paid for:
Interest, includes capitalized interest of $19,031	$72,097	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Payment of accrued expenses with stock	$—	$12,000
Purchase of property, plant and equipment in accounts payable	$92,000	$—
Reclass of debt to capital lease due to completion of sale leaseback transaction	$200,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended September 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2015	56,531,499	$56,532	$26,815,005	$(18,738,915)	$8,132,622

Common stock issued for cash @ $0.30 per share	5,216,667	5,217	1,559,783	—	1,565,000
Common stock issued upon exercise of stock options	11,125	11	11,227	—	11,238
Issuance of restricted stock to employees	1,335,000	—	—	—	—
Issuance of restricted stock to Renaissance Diamond Inc.	750,000	—	—	—	—
Stock-based incentive compensation	—	2,085	185,882	—	187,967
Net loss for the six months ended September 30, 2015	—	—	—	(1,686,683)	(1,686,683)
Balance, September 30, 2015	63,844,291	$63,845	$28,571,897	$(20,425,598)	$8,210,144

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by taking the following actions:

•	Successfully raised $1.565 million in the form of private placements of common shares to accredited investors. Funds have been used to fund current operations;
•	Recently expanded and continue to optimize production of existing manufacturing capabilities to increase product revenues;
•	Continued development of white gemstone material to expand our product offerings and enhance our product marketability; and
•	Continue to explore strategic joint ventures and technology licensing agreements to expand Company revenue and cash flow.

In the opinion of management, these actions have been sufficient to provide the Company with the liquidity it needs to meet its obligations and continue as a going concern. There can be no assurance, however, that the Company will successfully implement these plans. If necessary, the Company will pursue further issuances of equity securities, and future credit facilities or corporate borrowings. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2015 and March 31, 2015 and the results of operations and cash flows for the three and six month interim periods ended September 30, 2015 and 2014. The interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2015.

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

Basic and Diluted Net Loss per Share

Net loss per share is presented under two formats: basic net loss per common share, which is computed using the weighted average number of common shares outstanding excluding non-vested restricted stock, during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. Currently, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of non-vested restricted stock and common stock issuable upon the exercise of options and warrants would be anti-dilutive.

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	September 30,
	2015	2014
Common stock options and warrants	2,015,753	6,459,295
Non-vested restricted stock	2,085,000	—

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company has determined that an allowance was not necessary at September 30, 2015 or March 31, 2015.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method. The components of inventories are as follows:

	September 30, 2015	March 31, 2015
Raw materials and supplies	$43,684	$58,390
Work in process	40,882	31,371
Finished goods	248,898	205,999
	$333,464	$295,760

During the six months ended September 30, 2014, we experienced selling prices lower than cost and as a result we recorded a lower of cost or market write down of $68,722 to the value of our inventory which was included in cost of goods sold. The estimation of the total write-down involved management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete, disposal costs and a normal profit margin.

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

Intangible Assets

Acquired in-process research and development costs are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the three and six months ended September 30, 2015 and 2014.

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

Concentration of Credit Risk/Revenue Concentrations

During the three and six months ended September 30, 2015, the Company sold a majority of its production to the RCDC joint venture and had a receivable from RCDC at September 30, 2015 of $215,613. The Company expects this concentration of sales to RCDC to continue in the future.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Contract-Type and Production-Type Contracts". On April 1, 2015, the FASB voted to defer the effective date of the pronouncement by one year. ASU 2014-9, as amended, is effective for annual periods, and interim periods within those years, beginning after December 31, 2017. An entity is required to apply the amendments using one of the following two methods: i) retrospectively to each prior period presented with three possible expedients: a) for completed contracts that begin and end in the same reporting period no restatement is required, b) for completed contract with variable consideration an entity may use the transaction price at completion rather than restating estimated variable consideration amounts in comparable reporting periods and c) for comparable reporting periods before date of initial application reduced disclosure requirements related to transaction price; ii) retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2018, or in the first quarter of fiscal 2019, if deferred, and we are currently assessing the impact of this pronouncement on our financial statements.

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

Intangible assets consist of the following:

		September 30,	March 31,
	Life	2015	2015
Patents, gross	6.75 – 19.46	$8,135,063	$8,135,063
In-process research and development	Indefinite	1,832,370	1,832,370
		9,967,433	9,967,433
Accumulated amortization		(2,306,905)	(1,919,485)
Net intangible assets		$7,660,528	$8,047,948

Total amortization expense for the three and six months ending September 30, 2015 was $193,710 and $387,420, respectively. The amortization expense for the three and six months ended September 30, 2014 was $193,710 and $387,211, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Six months ending March 31, 2016	$387,420
March 31, 2017	774,840
March 31, 2018	774,840
March 31, 2019	774,840
March 31, 2020	595,159
Thereafter	$2,521,059

NOTE 3 — NOTES PAYABLE

On December 16, 2014 the Company entered into a Loan Agreement (the “HGI Loan Agreement”) and a Security Agreement (the “HGI Security Agreement”) with Heritage Gemstone Investors, LLC (“HGI”) providing for a $2,000,000 secured non-revolving line of credit (the “HGI Loan”). The HGI Loan, which is represented by a Promissory Note dated as of December 15, 2014 (the “HGI Note”), matures on December 15, 2017. Borrowings accrue interest at the rate of 7.25% per annum and the Company intends to make monthly interest payments. On December 18, 2014, $2,000,000 was drawn on the HGI Loan. The Company utilized funds drawn on the HGI Loan to repay its existing indebtedness and to continue to fund its ongoing operations. The HGI Loan Agreement contains a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its stockholders and sell, purchase or lease real or personal property or other assets or equipment. The HGI Loan Agreement contains standard provisions relating to a default and acceleration of the Company’s payment obligations thereunder upon the occurrence of an event of default, which includes, among other things, the failure to pay principal, interest, fees or other amounts payable under the agreement when due; failure to comply with specified agreements, covenants or obligations; cross-default with other indebtedness; the making of any material false representation or warranty; commencement of bankruptcy or other insolvency proceedings by or against the Company; and failure by the Company to maintain a book net worth of at least $4,000,000 at all times. The Company’s obligations under the HGI Loan Agreement are not guaranteed by any other party. The Company may prepay borrowings without premium or penalty upon notice to HGI as provided in the HGI Loan Agreement. The HGI Loan Agreement requires the Company to enter into the HGI Security Agreement. Under the HGI Security Agreement, the Company grants HGI a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the HGI Loan.

Also on December 16, 2014, the Company entered into an agreement for the sale and lease of diamond growing equipment (the “Grower Sale-Lease Agreement”) with HGI to allow for the expansion of current growers and the purchase of new growers. Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers produced by the Company during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI. The term of the Grower Sale-Leaseback Agreement is ten years. For the new and upgraded growers, the direct profit margin generated from the growers as defined in the Grower Sale-Lease Agreement will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement. The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances. At the end of the Grower Sale-Leaseback Agreement, the Company takes ownership of the leased equipment. The Company will also have the right to repurchase the leased growers upon the occurrence of certain events prior to the expiration of the Grower Sale-Leaseback Agreement.

As of September 30, 2015, HGI has advanced the Company $300,000 to fund improvements to our current growers that will expand manufacturing capacity in our production facility and the Company considers this advance as notes payable. The Company completed the grower expansion during the three months ended September 30, 2015 and the assets were placed in service.

Payments to HGI for the portion of notes payable that funded capital improvements are contingent on the direct profit margin generated by the upgraded equipment and are expected to continue for three years. The Company has estimated our expected payments to HGI for the direct profit sharing related to these borrowings and determined that the current portion of this note payable is $64,182 at September 30, 2015, which is considered a current liability.

NOTE 4 – CAPITAL LEASES

As discussed in Note 3, the Company entered in the Grower Sale-Lease Agreement with HGI on December 16, 2014. HGI has advanced the Company $200,000 for the purchase of new grower equipment under the Sale-Leaseback Agreement. The Company considered this advance as a notes payable at March 31, 2015. The sale and leaseback transaction occurred during the three months ended September 30, 2015, and the Company has put the assets into service. Since the sale and leaseback has occurred, the Company has reclassified the $200,000 from notes payable to capital lease obligations. The value of the assets sold and leased back was $200,000 and the Company did not recognize any gain or loss on the sale and lease back transaction.

Payments to HGI under the capital lease are contingent on the direct profit margin generated by the equipment as defined in the Grower Sale-Lease Agreement and will continue until the lease obligation is satisfied. The Company has estimated our expected payments to HGI for the direct profit margin sharing related to the equipment under capital lease and determined that the current portion of this capital lease obligation is $167,614 at September 30, 2015, which is considered a current liability.

NOTE 5 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

During the three months ended September 30, 2015, the Board of Directors approved the issuance and sale of up to 5,220,000 shares of common stock to accredited investors at a price of $0.30. The Company closed the offering having issued 5,216,667 shares under this offering and raised $1,565,000. The Company did not incur any material expenses related to the offering.

The Company had 63,844,291 shares of common stock issued and outstanding as of September 30, 2015. This total includes 2,085,000 shares of non-vested restricted stock.

The Company had 988,045 warrants outstanding with a weighted average exercise price of $1.15 per share as of September, 2015. During the six months ended September 30, 2015, 4,578,750 warrants expired and none were issued. During the next three months of 2015, 312,500 warrants will expire with the balance of the warrants will expire in 2017 and 2018.

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

On May 7, 2015, the Board of Directors of the Company approved restricted stock awards for Mr. Gerald McGuire, the Company President and Chief Executive Officer and Mr. Jonathan Pfohl, the Company Chief Financial Officer. Mssrs. McGuire and Pfohl were granted 400,000 and 385,000 restricted shares of stock, respectively, that will vest on July 1, 2018. The restricted shares are valued at $1.03, the closing price of the Company’s stock on May 7, 2015. Also on May 7, 2015, the Board of Directors granted Renaissance Diamond Inc. a restricted stock award of 200,000 shares that only vests based on the attainment of specific performance criteria.

On July 1, 2015, the Renaissance Diamond Inc. was granted restricted stock awards for 550,000 shares that only vest based on the attainment of specific performance criteria.

On August 14, 2015, the Board of Directors of the Company approved restricted stock awards for Mr. McGuire and Mr. Pfohl. Mssrs. McGuire and Pfohl were granted 400,000 and 150,000 restricted shares of stock, respectively, that will vest on July 1, 2018. The restricted shares are valued at $0.85, the closing price of the Company’s stock on August 14, 2015.

The Company recognizes compensation expense for the restricted stock awards to Company executives on a straight line basis over the vesting period. The Company recognized $90,547 and $133,102 in compensation expenses for these awards during the three months and six months ended September 30, 2015, respectively. For the restricted stock awards to Renaissance Diamond, Inc., the Company does not anticipate recognizing any financial impact for these restricted stock awards until it is deemed likely that the performance criteria will be met.

The following sets forth the restricted stock outstanding as of September 30, 2015:

Restricted Stock	Shares
Restricted stock outstanding March 31, 2015	—
Granted	2,085,000
Vested	—
Expired/cancelled	—
Restricted stock outstanding September 30, 2015	2,085,000

On May 7, 2015, the Board of Directors granted Renaissance Diamond Inc. non-qualified stock options for 333,333 shares of common stock. These options will vest on June 29, 2016 if the RCDC joint venture attains specific performance criteria. The strike price of these options will be set at fifty percent of the market closing price upon vesting. The options will need to be exercised within 60 days of vesting. . The Company does not anticipate recognizing any financial impact for these options until it is deemed likely that the performance criteria will be met.

In addition, on May 7, 2015, the Company granted seven non-executive employees options to purchase a total of 685,000 shares of the Company’s stock. The vesting schedule for these options call for 33.3% to vest upon the first, second and third anniversaries of the grant date. The exercise price of $1.03 per share is equal to the closing price of a share of the Company’s common stock on the date of grant. Using the Black-Scholes option pricing model, management has estimated these options had a value of $0.98 per option on the date of the grant. The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 2.18%; Expected life in years, 10.0; Expected volatility, 124.3%; Forfeiture rate, 25.0%. None of these options were vested upon issuance and the Company recognized $32,919 and $54,865 in compensation costs for these options during the three and six months ending September 30, 2015, respectively.

The following sets forth the employee options to purchase shares of the Company’s stock issued and outstanding as of September 30, 2015 and does not include options granted to Renaissance Diamond Inc.:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Employee options outstanding March 31, 2015	232,500	$0.35	1.45
Granted	685,000	1.03	9.61
Exercised	(11,125)	0.51	—
Expired/cancelled	(212,000)	0.83	—
Employee options outstanding September 30, 2015	694,375	$0.87	7.63
Exercisable at September 30, 2015	12,000	$0.33	0.99

A summary of the status of non-vested employee options as of September 30, 2015 and changes during the six months ended September 30, 2015 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2015	209,375	0.21
Granted	685,000	0.98
Vested	—	—
Expired/cancelled: non-vested	(212,000)	0.76
Non-vested at September 30, 2015	682,375	$0.81

The following table summarizes information about employee stock options outstanding by price range as of September 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.03	535,000	9.61	$1.03	—	$—
$0.33	159,375	0.99	0.33	12,000	0.33
	694,375	7.63	$0.87	12,000	$0.33

At September 30, 2015, unrecognized compensation costs related to non-vested employee awards was $502,791. Of this unrecognized compensation cost, $30,949 is only expected to be recognized if certain performance criteria are attained over a weighted average period of 1.0 years.

NOTE 7 — RELATED PARTIES

On August 7, 2015, the Company reached an amendment to the separation, waiver and release agreement executed on December 4, 2012 with our former Chief Executive Officer Mr. Joseph Lancia. This amendment allowed for no further severance payments to Mr. Lancia and resulted in the Company reversing $137,561 in previously accrued severance liabilities. The Company included this adjustment as a forgiveness of severance liability in statement of operations for the three and six months ended September 30, 2015.

During the three and six months ended September 30, 2015, the Company sold product to the RCDC joint venture valued at $27,200 and $184,000, respectively. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. For the three and six months ended September 30, 2015, the Company recognized $60,645 and $183,895 in revenue for product sold to RCDC. As of September 30, 2015, the Company has deferred $215,480 of revenue and $178,066 of expenses related to our sales to RCDC. In addition, at September 30, 2015, the Company had a receivable from RCDC of $215,613. Additional detail on the RCDC joint venture is detailed in Note 9.

The Company has granted Renaissance Diamond Inc., our partner in the RCDC joint venture, restricted stock awards totaling 750,000 shares that only vests based on the attainment of specific performance criteria.

NOTE 8 – LITIGATION

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of September 30, 2015 there were no material outstanding claims by the Company or against the Company.

On May 16, 2014, the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company continues to cooperate with this inquiry.

NOTE 9 — INVESTMENT IN RCDC JOINT VENTURE

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

Through September 30, 2015 the operations of RCDC have been focused on the development and processing of diamond material into finished Gemstone material and establishing sales and distribution channels for the finished goods. During the three and six months ended September 30, 2015, the Company sold product to RCDC valued at $27,200 and $184,000, respectively. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. For the three and six months ended September 30, 2015, the Company recognized $60,645 and $183,895 in revenue for product sold to RCDC. As of September 30, 2015, the Company has deferred $215,480 of revenue and $178,066 of expenses related to our sales to RCDC. The Company anticipates recognizing this deferred revenue and expense at the earlier date of RCDC selling through its inventory or the Company collects its receivables from RCDC.

The Company utilizes the equity method of accounting for its investment in RCDC. As such, the Company recognized $18,363 and $34,702 as its proportional shares of RCDC’s net income during the three and six months ended September 30, 2015, respectively, as other income.

Rollforward of the Company’s ownership interest in the joint venture for the six months ended September 30, 2015:

Balance of ownership interest in joint venture at March 31, 2015	$30,041
Aggregate fiscal 2016 equity gain – share of joint venture income	34,702
Balance of ownership interest in joint venture at September 30, 2015	$64,743

Cumulative recognized income on ownership interest in joint venture at September 30, 2015	$63,743

Selected financial results for RCDC for the six months ended September 30, 2015 are as follows:

Revenues	$382,261
Expenses	312,859
Net Income	$69,402

Total Assets	$680,755

Total Liabilities	$551,270
Total Partners Capital	129,485
Total Liabilities and Partner Capital	$680,755

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

On August 5, 2011, Edward S. Adams and Michael R. Monahan acquired control of the Company through the purchase of shares of the Company’s issued and outstanding common stock from Jason Kropp, Krossbow’s sole director and executive officer at that time. Messrs. Monahan and Adams served on the Company’s Board of Directors until their resignations from the Board on June 30, 2013, and June 23, 2014, respectively. Additionally, on August 5, 2011, the Company executed an Asset Purchase Agreement with another privately-held Nevada corporation that also had the name “Scio Diamond Technology Corporation” (“Private Scio”). Under the terms of the Asset Purchase Agreement, the Company purchased the name “Scio Diamond Technology Corporation” and acquired other rights from Private Scio for 13,000,000 newly issued shares of common stock of the Company.

On August 31, 2011, the Company acquired certain assets of ADI, consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000. In connection with the ADI Asset Purchase, the Company also agreed to provide certain current and former stockholders of ADI qualifying as accredited investors, the opportunity to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share.

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

On December 18, 2014, the Company entered into an arrangement with Renaissance creating RCDC. The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds. RCDC will purchase rough diamond material from the Company and process and finish the material into finished gemstones for sale to various retailers and other participants in the market for gemstones. Profits generated by RCDC's operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

Business Overview

The Company’s primary mission is the development of profitable and sustainable commercial production of its diamond materials, which are suitable for known, emerging and anticipated industrial, technology and consumer applications. The Company intends to pursue progressive development of its core diamond materials technologies and related intellectual property that the Company hopes will evolve into product opportunities across various applications. We believe these opportunities may be monetized through a combination of end product sales, joint ventures and licensing arrangements with third parties, and through continued development of intellectual property. Anticipated application opportunities for the Company’s diamond materials include the following: precision cutting devices, diamond gemstone jewelry, power switches, semiconductor processors, optoelectronics, geosciences, water purification, and MRI and other medical science technology.

While the Company’s product offerings continue to include industrial products, as of September 30, 2015 substantially all of the Company’s production capacity is being sold as gemstone materials. As of September 30, 2015, we had generated $3,434,749 in net revenue since inception from sales of our diamond materials and licensing of our technology.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2015 Compared to the Three Month Period Ended September 30, 2014

During the three months ended September 30, 2015, we recorded total revenue of $236,292 compared to $103,976 during the three months ended September 30, 2014. This $132,316 increase was due to increased product sales and per unit prices.

Cost of goods sold was $461,279 for the three months ended September 30, 2015 versus $407,345 for the three months ended September 30, 2014. Cost of goods sold includes direct and indirect labor costs of $109,783 during the three months ended September 30, 2015 and $123,381 during the three months ended September 30, 2014. Depreciation expense of $147,799 and $150,380 was recorded in cost of goods sold during the three months ended September 30, 2015 and 2014, respectively. The overall increase in cost of goods sold was due to increases in product sales during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Gross (deficit) was $(224,987) for the three months ended September 30, 2015 versus $(303,369) for the three months ended September 30, 2014. The improvement in gross (deficit) for the three months ended September 30, 2015 is due to the increased revenue only being partially offset by increases in cost of goods sold. While the Company is selling products at prices that exceed our per unit manufacturing costs, the Company continues to operate at a gross (deficit) due to relatively low quantities sold. The Company expects our gross (deficit) to improve as quantities sold increase in the future.

Salary and benefit expenses recognized as general and administrative expenses were $255,389 and $163,832 for the three months ended September 30, 2015 and 2014, respectively. This increase of $91,557 is primarily the result of the Company recognizing $123,466 in non-cash stock-based compensation expense during the three months ended September 30, 2015. During the three months ended September 30, 2014, the Company recognized $30,007 in executive severance. Adjusting the relative periods for the non-cash stock-based compensation and the executive severance results in relatively consistent salary and benefit expense of $131,923 $133,825 for the three months ended September 30, 2015 and 2014, respectively.

Professional and consulting fees were $44,122 compared to $(93,239) for the three months ended September 30, 2015 and 2014, respectively. The professional fees for the three months ended September 30, 2015 and 2014 included reductions of $44,501 and $312,824 for payments made by our insurance carrier for past professional fees. Adjusting for these reductions, professional and consulting fees would be $88,623 and $219,585 for the three months ended September 30, 2015 and 2014 respectively. This decrease is primarily due to reduced legal expense due to the settlement of litigation in 2014.

Corporate general and administrative expenses were $146,631 and $58,106 for the three months ended September 30, 2015 and 2014, respectively. This increase was primarily due to executive relocation costs incurred during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Company reached an amendment to the separation, waiver and release agreement executed on December 4, 2012 with our former Chief Executive Officer, Mr. Joseph Lancia. This amendment allowed for no further severance payments to Mr. Lancia and resulted in the Company reversing $137,561 in previously accrued severance liabilities.

The other components of our general and administrative expenses were relatively consistent between the three months ended September 30, 2015 and 2014. Rent, equipment lease and facilities expenses were $40,961 and $37,884, respectively; marketing costs were $28,463 and $8,179, respectively; and depreciation and amortization expenses were $198,477 and $200,124, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for three month period ended September 30, 2015 was $809,588, compared to a net loss of $748,493 during the three months ended September 30, 2014. Our net loss per share for the three month period ended September 30, 2015 was $(0.01) per share, compared to a net loss per share of $(0.01) for the three months ended September 30, 2014. The weighted average number of shares outstanding was 58,385,140 and 50,706,794, respectively, for the three month periods ended September 30, 2015 and 2014.

Six Month Period Ended September 30, 2015 Compared to the Six Month Period Ended September 30, 2014

During the six months ended September 30, 2015, we recorded product revenue of $408,467 compared to $183,314 during the six months ended September 30, 2014. This $225,153 increase was due to increased product sales and per unit prices. The Company received $375,000 in development fees from the Grace Rich joint venture during the six months ended September 30, 2014 that were not received during the six months ended September 30, 2015 resulting in a decrease in total revenue for the comparable periods. Total revenue for the six months ended September 30, 2015 was $408,467, compared to $558,314 in net revenue during the six months ended September 30, 2014.

Cost of goods sold was $876,646 for the six months ended September 30, 2015 versus $781,768 for the six months ended September 30, 2014. The overall increase in cost of goods sold was due to increases in product sales during the six months ended September 30, 2015 versus the six months ended September 30, 2014. Cost of goods sold includes direct and indirect labor costs of $216,075 during the six months ended September 30, 2015 and $220,286 during the six months ended September 30, 2014. Depreciation expense of $288,467 and $300,746 was recorded in cost of goods sold during the six months ended September 30, 2015 and 2014, respectively.

Gross (deficit) was $(468,179) for the six months ended September 30, 2015 versus $(223,454) for the six months ended September 30, 2014. The gross (deficit) for the six months ended September 30, 2014 included $375,000 of development fees that were not received during the comparable six months ended September 30, 2015. Adjusting for these development fees results in a gross deficit for the six months ended September 30, 2015 of $(468,179) versus $(598,454) for the six months ended September 30, 2014.

Salary and benefit expenses recognized as general and administrative expenses were $457,691 and $560,700 for the six months ended September 30, 2015 and 2014, respectively. The Company recognized $187,967 in non-cash stock-based compensation expense during the six months ended September 30, 2015. During the six months ended September 30, 2014, the Company recognized $305,077 in executive severance. Adjusting the relative periods for the non-cash stock-based compensation and the executive severance results in relatively consistent salary and benefit expense of $269,724 and $255,623 for the three months ended September 30, 2015 and 2014, respectively.

Professional and consulting fees were $96,065 compared to $166,996 for the six months ended September 30, 2015 and 2014, respectively. The professional fees for the six months ended September 30, 2015 and 2014 included reductions of $66,000 and $428,300 for payments made by our insurance carrier for past professional fees. Adjusting for these reductions, professional and consulting fees would be $162,060 and $595,295 for the three months ended September 30, 2015 and 2014 respectively. This decrease is primarily due to reduced legal expense due to the settlement of litigation in 2014.

Corporate general and administrative expenses were $232,178 and $182,259 for the six months ended September 30, 2015 and 2014, respectively. This increase was primarily due to executive relocation costs incurred during the six months ended September 30, 2015.

During the six months ended September 30, 2015, the Company reached an amendment to the separation, waiver and release agreement executed on December 4, 2012 with our former Chief Executive Officer, Mr. Joseph Lancia. This amendment allowed for no further severance payments to Mr. Lancia and resulted in the Company reversing $137,561 in previously accrued severance liabilities.

The other components of our general and administrative expenses were relatively consistent between the six months ended September 30, 2015 and 2014. Rent, equipment lease and facilities expenses were $79,974 and $72,031, respectively; marketing costs were $56,646 and $18,867, respectively; and depreciation and amortization expenses were $396,882 and $400,248, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for six month period ended September 30, 2015 was $1,686,683, compared to a net loss of $1,756,720 during the six months ended September 30, 2014. Our net loss per share for the six month period ended September 30, 2015 was $(0.03) per share, compared to a net loss per share of $(0.03) for the six months ended September 30, 2014. The weighted average number of shares outstanding was 57,464,860 and 50,702,418, respectively, for the six month periods ended September 30, 2015 and 2014.

FINANCIAL CONDITION

At September 30, 2015, we had total assets of $12,028,667, compared to total assets of $12,231,394 at March 31, 2015. We had cash of $942,802 at September 30, 2015 compared to cash of $767,214 at March 31, 2015.

Total liabilities at September 30, 2015 were $3,818,523, compared to total liabilities of $4,098,772 at March 31, 2015. Total liabilities at September 30, 2015 were comprised primarily of accounts payable, accrued expenses, customer deposits, deferred revenue, capital lease obligations and notes payables. The decrease in total liabilities is primarily due to our decreased accounts payable and accrued expenses.

The Company had positive working capital (defined as current assets less current liabilities) of $296,908 at September 30, 2015 versus $86,254 at March 31, 2015. This increase in working capital resulted from the Company’s recent equity capital raise.

Total shareholders’ equity was $8,210,144 at September 30, 2015, compared to $8,132,622 at March 31, 2015. Shareholders’ equity increased $77,522 during the period due to our operating net loss and was offset by additional paid in capital from common stock issued as incentive compensation and our recent equity capital raise.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2015, net cash flows used in operating activities were $(1,211,607) compared to $(729,447) for six months ended September 30, 2014. The net cash flow used in operating activities for the six months ended September 30, 2015 consists primarily of a net loss of $(1,686,683) offset by depreciation and amortization of $685,349, employee stock-based compensation of $187,967, income from joint venture of $(34,702), decrease in accounts receivable and deferred revenue of $23,810, decreases in accounts payable of $(148,888), decrease in accrued expenses of $(186,473), net increases in other current assets of $(14,994), and a net decrease in other current liabilities of $(36,993).

Investing Activities

For the six month periods ended September 30, 2015 and 2014, net cash flows used in investing activities were $(189,043), and $(13,152), respectively. These amounts consist of cash payments for the purchase of property, plant and equipment. The increase in cash used during the six months ended September 30, 2015 is due to the Company’s capacity expansion program.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities. For the six month periods ended September 30, 2015 and September 30, 2014, we generated $1,576,238 and $699,572, respectively, from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

We estimate that existing cash of $942,802 as of September 30, 2015, and the estimated revenues generated from our operations will be adequate to meet our current obligations and fund our operations through our cash flow break even. In addition, we anticipate that this cash on hand and expected operational cash flows will be adequate to fund continuing operations over the next twelve months. The timing of sales and the related cash collections may not occur in accordance with our estimates and therefore we may need to raise additional capital. In addition, the Company’s market opportunities continue to grow and as we expand our operations, we may need to raise additional capital to fund future operations. As of September 30, 2015, we had no additional lines of credit or other bank financing arrangements other than as described above. Generally, we have financed operations through September 30, 2015 through the proceeds of sales of our common stock and borrowings under our existing credit facilities.

During the three months ending September 30, 2015, the Board of Directors approved the issuance and sale of up to 5,220,000 shares of common stock to accredited investors at a price of $0.30. The Company closed the offering having issued 5,216,667 shares under this offering and raised $1,565,000. The Company did not incur any material expenses related to the offering. These funds have been used to meet current operating requirements.

We expect that our short-term working capital requirements will continue to be funded through a combination of our existing funds and cash generated by operations. If necessary, the Company will pursue further issuances of equity securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.

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

MATERIAL COMMITMENTS AND ARRANGEMENTS

On December 16, 2014, the Company entered into an agreement for the sale and lease of growers with HGI. Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI. The direct profit margin generated from the growers will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement. The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances. The Company will also have the right to repurchase the leased growers upon the occurrence of certain events.

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

A substantial portion of the Company’s patent portfolio is considered in service due to the inherent value of the patents to our on-going manufacturing operations. Through September 30, 2015, the Company has allocated $8,135,063 to patents that are being amortized over a period ranging from 6.75 years to 19.46 years corresponding to their remaining life.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2015, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015; however, a significant deficiency was noted and is discussed below.

Remediation of Significant Deficiency in Internal Controls over Financial Reporting

In connection with the evaluation described above, management identified the following significant deficiency in our internal control over financial reporting, which is common in small companies. This deficiency, identified by our Chief Executive Officer and Chief Financial Officer as of September 30, 2015, is:

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

During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the significant deficiency identified above. In addition, we are taking additional steps during our fiscal year ending March 31, 2016:

•	Management is working with our outsourced accounting vendor to provide enhanced separation of duties amongst the personnel participating in our accounting function.

Changes in Internal Controls

Other than described above in connection with our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of September 30, 2015 there were no material outstanding claims by the Company or against the Company.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.               EXHIBITS

The following exhibits are filed as part of this Report:

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: November 13, 2015	/s/ Gerald McGuire
By: Gerald McGuire
Its: Chief Executive Officer

Dated: November 13, 2015	/s/ Jonathan Pfohl
By: Jonathan Pfohl
Its: Chief Financial Officer