Form 10-Q
period 2015-12-31
Scio Diamond Technology Corp
filed 2016-02-12
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares of common stock, $0.001 par value, outstanding as of February 10, 2016 was 63,644,291

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

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

As of December 31, 2015 and March 31, 2015

	December 31,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$104,184	$767,214
Accounts receivable	245,098	243,929
Deferred contract costs	178,066	179,969
Inventory, net	164,547	295,760
Prepaid expenses	35,593	57,012
Prepaid rent	23,050	23,050

Total current assets	750,538	1,566,934

Property, plant and equipment
Facility	904,813	904,813
Manufacturing equipment	3,412,777	2,927,761
Other equipment	75,924	71,059
Construction in progress	11,106	207,252
Total property, plant and equipment	4,404,620	4,110,885
Less accumulated depreciation	(2,002,705)	(1,543,652)
Net property, plant and equipment	2,401,915	2,567,233

Intangible assets, net	7,466,818	8,047,948
Prepaid rent, noncurrent	1,950	19,238
Investment in joint venture – RCDC	89,409	30,041

TOTAL ASSETS	$10,710,630	$12,231,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$566,226	$708,760
Customer deposits	9,864	38,603
Deferred revenue	215,480	215,375
Accrued expenses	252,001	517,942
Current portion of notes payable	64,182	—
Current portion of capital lease obligations	167,614	—

Total current liabilities	1,275,367	1,480,680

Notes payable	2,227,551	2,500,000
Capital lease obligation, non-current	26,875	—
Other liabilities	95,950	118,092

TOTAL LIABILITIES	3,625,743	4,098,772

Common stock $0.001 par value, 75,000,000 shares authorized; 63,644,291 and 56,531,499 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	63,645	56,532
Additional paid-in capital	28,708,921	26,815,005
Accumulated deficit	(21,687,679)	(18,738,915)

Total shareholders’ equity	7,084,887	8,132,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,710,630	$12,231,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended December 31, 2015 and 2014

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenue
Product revenue, net	$125,677	$109,358	$534,144	$292,672
Licensing revenue	—	—	—	375,000

Revenue, net	125,677	109,358	534,144	667,672

Cost of goods sold
Cost of goods sold	689,572	495,410	1,566,218	1,277,178

Gross deficit	(563,895)	(386,052)	(1,032,074)	(609,506)

General and administrative expenses

Salaries and benefits	263,176	127,668	720,867	688,368
Professional and consulting fees	99,201	142,699	195,266	309,695
Rent, equipment lease and facilities expense	39,145	36,772	119,119	108,803
Marketing costs	18,292	13,198	74,938	32,065
Corporate general and administrative	72,678	100,334	304,856	282,593
Depreciation and amortization	198,621	199,931	595,503	600,179
Forgiveness of severance/legal liabilities	—	(165,453)	(137,561)	(165,453)
Loss on impairment of in-process research and development	—	418,065	—	418,065

Loss from operations	(1,255,008)	(1,259,266)	(2,905,062)	(2,883,821)

Other expense
Income from joint venture - RCDC	24,667	—	59,368	—
Interest expense	(31,740)	(60,025)	(103,070)	(192,190)

Net loss	$(1,262,081)	$(1,319,291)	$(2,948,764)	$(3,076,011)

Loss per share
Basic:
Weighted average number of shares outstanding	61,759,291	53,701,988	58,901,542	51,705,910
Loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.06)
Fully diluted:
Weighted average number of shares outstanding	61,759,291	53,701,988	58,901,542	51,705,910
Loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31, 2015 and 2014

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net loss	$(2,948,764)	$(3,076,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,046,032	1,111,209
Loss on impairment of in-process research and development	—	418,065
Expense for stock and inventory issued in exchange for services	—	34,200
Employee stock-based compensation	324,791	155,000
Income from joint venture – RCDC	(59,368)	—
Inventory write down	—	68,722
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and deferred revenue	(1,064)	10,866
Decrease in other receivables	—	89,192
Decrease/(increase) in prepaid expenses, rent, and deferred contract costs	34,760	(68,625)
Decrease/(increase) in inventory and other assets	131,213	(131,107)
Decrease in accounts payable	(153,641)	(104,441)
Decrease in customer deposits	(28,739)	(127,459)
Increase/(decrease) in accrued expenses	(265,941)	76,866
Increase/(decrease) in other liabilities	(22,142)	25,461

Net cash used in operating activities	(1,942,863)	(1,518,062)

Cash flows from investing activities:
Purchase of property, plant and equipment	(282,627)	(26,007)
Investment in joint venture - RCDC	—	(1,000)

Net cash used in investing activities	(282,627)	(27,007)

Cash flows from financing activities:
Proceeds from note payable	—	2,153,615
Proceeds from the exercise of stock options	11,238	—
Proceeds from sale of common stock	1,565,000	2,000,000
Payments on capital lease obligations	(5,511)	—
Payments on notes payable	(8,267)	(1,565,675)

Net cash provided by financing activities	1,562,460	2,587,940

Change in cash and cash equivalents	(663,030)	1,042,871
Cash and cash equivalents, beginning of period	767,214	47,987

Cash and cash equivalents, end of period	$104,184	$1,090,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31, 2015 and 2014 (Unaudited)
(Continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2014

Supplemental cash flow disclosures:
Cash paid for:
Interest, includes capitalized interest of $19,031 and $0	$102,890	$48,000
Income taxes	$—	$—

Non-cash investing and financing activities:
Payment of accrued expenses with stock	$—	$55,657
Purchase of property, plant and equipment in accounts payable	$11,107	$—
Re-classification of debt to capital lease due to completion of sale leaseback transaction	$200,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended December 31, 2015

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2015	56,531,499	$56,532	$26,815,005	$(18,738,915)	$8,132,622

Common stock issued for cash @ $0.30 per share	5,216,667	5,217	1,559,783	—	1,565,000
Common stock issued upon exercise of stock options	11,125	11	11,227	—	11,238
Issuance of restricted stock to employees	1,335,000	—	—	—	—
Issuance of restricted stock to Renaissance Diamond Inc.	750,000	—	—	—	—
Cancellation of non-vested restricted stock	(200,000)	—	—	—	—
Stock-based incentive compensation	—	1,885	322,906	—	324,791
Net loss for the nine months ended December 31, 2015	—	—	—	(2,948,764)	(2,948,764)
Balance, December 31, 2015	63,644,291	$63,645	$28,708,921	$(21,687,679)	$7,084,887

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

Going Concern

The Company has generated little revenue to date and consequently its operations are subject to all risks inherent in the establishment and commercial launch of a new business enterprise. .  The Company continues to develop its diamond technology while operating its factory to maximize revenue.  The Company experienced a process water leak in our facility in mid-December 2015 causing damage to our diamond growers and a temporary interruption in production.   The factory was operating again within a number of days, and is currently operating in excess of 80% of capacity.  The delay in resuming full production capacity is due to the lead time on the ordering of certain parts, and full operations may not resume until the end of February 2016.  The shutdown had a significant negative impact on revenue for December 2015 and January 2016 and delays the Company’s attainment of its near-term business objectives.  The Company is working with its insurance carrier to cover the expense related to the production shutdown and the cost of the business interruption.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by implementing to following strategies and actions:

•	Initiated efforts with insurance carrier to cover expense related to production shutdown, lost inventory and cost of the business interruption;
•	Continuing efforts to solicit investment in the Company in the form of private placements of common shares to accredited investors not to exceed the shares authorized;
•	Continuing efforts to solicit investment in the Company in the form of secured and unsecured debt;
•	Recently expanded and continue to optimize production of existing manufacturing capabilities to increase product revenues;
•	Continuing to focus efforts on new business development opportunities to generate revenues and expand and diversify the customer base;
•	Continuing development of white gemstone material to expand our product offerings and enhance our product marketability; and
•	Continuing to explore strategic joint ventures and technology licensing agreements to expand Company revenue and cash flow.

Historically, these actions have been sufficient to provide the Company with the liquidity it needs to meet its obligations and continue as a going concern. There can be no assurance, however, that the Company will successfully implement these plans on a going forward basis. If necessary, the Company will pursue further issuances of equity securities, and future credit facilities or corporate borrowings. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2015 and March 31, 2015 and the results of operations and cash flows for the three and nine month interim periods ended December 31, 2015 and 2014. The interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2015.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	December 31,
	2015	2014
Common stock options	1,027,708	232,500
Warrants to purchase common stock	675,545	5,566,795
Non-vested restricted stock	1,885,000	—

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company has determined that an allowance was not necessary at December 31, 2015 or March 31, 2015.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving, obsolete items and management’s assessment of current market conditions. Inventory costs include material, labor, and manufacturing overhead including depreciation and are determined by the “first-in, first-out” (FIFO) method. The components of inventories are as follows:

	December 31, 2015	March 31, 2015
Raw materials and supplies	$16,615	$58,390
Work in process	18,084	31,371
Finished goods	138,232	205,999
Inventory reserve	(8,384)	—
	$164,547	$295,760

At December 31, 2015, the Company maintains an inventory reserve for instances where finished good inventory may yield lower than expected results. During the nine months ended December 31, 2014, we experienced selling prices lower than cost and as a result we recorded a lower of cost or market write down of $68,722 to the value of our inventory which was included in cost of goods sold. The estimation of the total write-down involved management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete, disposal costs and a normal profit margin.

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

Intangible Assets

Acquired in-process research and development costs are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the three and nine months ended December 31, 2015. During the three months ended December 31, 2014, management evaluated assets included in IPRD and determined that certain projects would no longer be pursued for further development resulting in an impairment charge of $418,065 being recognized during the three and nine months ended December 31, 2014.

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

Concentration of Credit Risk/Revenue Concentrations

During the three and nine months ended December 31, 2015, the Company sold a significant amount of its production to the RCDC joint venture and had a receivable from RCDC at December 31, 2015 of $215,613. The Company expects this concentration of sales to RCDC to continue in the future.

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we or our fabrication vendor has shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. The Company has an allowance for returns of $22,050 at December 31, 2015. This allowance has reduced reported revenues and is considered an accrued expense in the balance sheet.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Contract-Type and Production-Type Contracts". On July 9, 2015, the FASB voted to defer the effective date of the pronouncement by one year. ASU 2014-9, as amended, is effective for annual periods, and interim periods within those years, beginning after December 31, 2017. An entity is required to apply the amendments using one of the following two methods: i) retrospectively to each prior period presented with three possible expedients: a) for completed contracts that begin and end in the same reporting period no restatement is required, b) for completed contract with variable consideration an entity may use the transaction price at completion rather than restating estimated variable consideration amounts in comparable reporting periods and c) for comparable reporting periods before date of initial application reduced disclosure requirements related to transaction price; ii) retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09, as amended, in the first quarter of fiscal 2019, and we are currently assessing the impact of this pronouncement on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The ASU is effective for our fiscal year ending March 31, 2017, with early adoption permitted. The Company is in the process of assessing the impact of this standard on our financial statements or disclosures.

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

Intangible assets consist of the following:

		December 31,	March 31,
	Life	2015	2015
Patents, gross	6.75 – 19.46	$8,135,063	$8,135,063
In-process research and development	Indefinite	1,832,370	1,832,370
		9,967,433	9,967,433
Accumulated amortization		(2,500,615)	(1,919,485)
Net intangible assets		$7,466,818	$8,047,948

Total amortization expense for the three and nine months ending December 31, 2015 was $193,710 and $581,130, respectively. The amortization expense for the three and nine months ended December 31, 2014 was $193,710 and $581,258, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Three months ending March 31, 2016	$193,710
March 31, 2017	774,840
March 31, 2018	774,840
March 31, 2019	774,840
March 31, 2020	595,159
Thereafter	$2,521,059

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

As of December 31, 2015, HGI has advanced the Company $300,000 that funded improvements to our current growers that expanded manufacturing capacity in our production facility and the Company considers this advance as notes payable. The Company has completed the grower expansion and the assets have been placed in service.

Payments to HGI for the portion of notes payable that funded capital improvements are contingent on the direct profit margin generated by the upgraded equipment and are expected to continue for three years. The Company has estimated our expected payments to HGI for the direct profit sharing related to these borrowings and determined that the current portion of this note payable is $64,182 at December 31, 2015, which is considered a current liability. During the three and nine months ended December 31, 2015, the Company paid $8,267 in principal on the HGI notes payable and $3,734 in interest.

NOTE 4 – CAPITAL LEASES

As discussed in Note 3, the Company entered in the Grower Sale-Lease Agreement with HGI on December 16, 2014. HGI has advanced the Company $200,000 for the purchase of new grower equipment under the Sale-Leaseback Agreement. The Company considered this advance as a notes payable at March 31, 2015. The sale and leaseback transaction occurred during the nine months ended December 31, 2015, and the Company has put the assets into service. Since the sale and leaseback has occurred, the Company has reclassified the $200,000 from notes payable to capital lease obligations. The value of the assets sold and leased back was $200,000 and the Company did not recognize any gain or loss on the sale and lease back transaction.

Payments to HGI under the capital lease are contingent on the direct profit margin generated by the equipment as defined in the Grower Sale-Lease Agreement and will continue until the lease obligation is satisfied. The Company has estimated our expected payments to HGI for the direct profit margin sharing related to the equipment under capital lease and determined that the current portion of this capital lease obligation is $167,614 at December 31, 2015, which is considered a current liability. During the three and nine months ended December 31, 2015, the Company paid $5,511 in capital lease obligation and $2,490 in interest.

NOTE 5 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

During the nine months ended December 31, 2015, the Company sold and issued 5,216,667 shares of common stock at a price of $0.30 to accredited investors. The Company raised $1,565,000 in this offering and did not incur any material expenses related to the offering.

The Company had 63,644,291 shares of common stock issued and outstanding as of December 31, 2015, which includes 1,885,000 shares of non-vested restricted stock.

The Company had 675,545 warrants outstanding with a weighted average exercise price of $0.94 per share as of December 31, 2015. During the nine months ended December 31, 2015, 4,891,250 warrants expired and none were issued. The balance of the warrants will expire in 2017 and 2018, unless they are exercised by the warrant holders.

NOTE 6 — SHARE-BASED COMPENSATION

The Company currently has one equity-based compensation plan under which stock-based compensation awards can be granted to directors, officers, employees and consultants providing bona fide services to or for the Company. The Company’s 2012 Share Incentive Plan was adopted on May 7, 2012 (the “2012 Share Incentive Plan” or “Plan”) and allows the Company to issue up to 5,000,000 shares of its common stock pursuant to awards granted under the 2012 Share Incentive Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing. The only awards that have been issued under the Plan are stock options and restricted stock. Because the Plan has not been approved by our shareholders, all such stock option awards are non-qualified stock options.

On May 7, 2015, the Board of Directors of the Company approved restricted stock awards for Mr. Gerald McGuire, the Company President and Chief Executive Officer and Mr. Jonathan Pfohl, the Company Chief Financial Officer. Mssrs. McGuire and Pfohl were granted 400,000 and 385,000 restricted shares of stock, respectively, that will vest on July 1, 2018. The restricted shares are valued at $1.03, the closing price of the Company’s stock on May 7, 2015. Also on May 7, 2015, the Board of Directors granted Renaissance Diamond Inc. a restricted stock award of 200,000 shares that have subsequently been cancelled.

On July 1, 2015, the Renaissance Diamond Inc. was granted restricted stock awards for 550,000 shares that only vest based on the attainment of specific future performance criteria.

On August 14, 2015, the Board of Directors of the Company approved restricted stock awards for Mr. McGuire and Mr. Pfohl. Mssrs. McGuire and Pfohl were granted 400,000 and 150,000 restricted shares of stock, respectively, that will vest on July 1, 2018. The restricted shares are valued at $0.85, the closing price of the Company’s stock on August 14, 2015.

The Company recognizes compensation expense for the restricted stock awards to Company executives on a straight line basis over the vesting period. The Company recognized $103,904 and $237,007 in compensation expenses for these awards during the three months and nine months ended December 31, 2015, respectively. For the restricted stock awards to Renaissance Diamond, Inc., the Company does not anticipate recognizing any financial impact for these restricted stock awards until it is deemed likely that the performance criteria will be met.

The following sets forth the restricted stock outstanding as of December 31, 2015:

Restricted Stock	Shares
Restricted stock outstanding March 31, 2015	—
Granted	2,085,000
Vested	—
Expired/cancelled	(200,000)
Restricted stock outstanding December 31, 2015	1,885,000

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

In addition, on May 7, 2015, the Company granted seven non-executive employees options to purchase a total of 685,000 shares of the Company’s stock. The vesting schedule for these options call for 33.3% to vest upon the first, second and third anniversaries of the grant date. The exercise price of $1.03 per share is equal to the closing price of a share of the Company’s common stock on the date of grant. Using the Black-Scholes option pricing model, management has estimated these options had a value of $0.98 per option on the date of the grant. The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 2.18%; Expected life in years, 10.0; Expected volatility, 124.3%; Forfeiture rate, 25.0%. None of these options were vested upon issuance and the Company recognized $32,919 and $87,784 in compensation costs for these options during the three and nine months ending December 31, 2015, respectively.

The following sets forth the employee options to purchase shares of the Company’s stock issued and outstanding as of December 31, 2015 and does not include options granted to Renaissance Diamond Inc.:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Employee options outstanding March 31, 2015	232,500	$0.35	1.45
Granted	685,000	1.03	9.36
Exercised	(11,125)	0.51	—
Expired/cancelled	(212,000)	0.83	—
Employee options outstanding December 31, 2015	694,375	$0.87	7.38
Exercisable at December 31, 2015	12,000	$0.33	0.73

A summary of the status of non-vested employee options as of December 31, 2015 and changes during the nine months ended December 31, 2015 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2015	209,375	0.21
Granted	685,000	0.98
Vested	—	—
Expired/cancelled: non-vested	(212,000)	0.76
Non-vested at December 31, 2015	682,375	$0.81

The following table summarizes information about employee stock options outstanding by price range as of December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.03	535,000	9.36	$1.03	—	$—
$0.33	159,375	0.73	0.33	12,000	0.33
	694,375	7.38	$0.87	12,000	$0.33

At December 31, 2015, unrecognized compensation costs related to non-vested employee awards was $467,465. Of this unrecognized compensation cost, $30,949 is only expected to be recognized if certain performance criteria are attained over a weighted average period of 0.73 years.

NOTE 7 — RELATED PARTIES

On August 7, 2015, the Company reached an amendment to the separation, waiver and release agreement executed on December 4, 2012 with our former Chief Executive Officer Mr. Joseph Lancia. This amendment allowed for no further severance payments to Mr. Lancia and resulted in the Company reversing $137,561 in previously accrued severance liabilities. The Company included this adjustment as a forgiveness of severance liability in the statement of operations for the nine months ended December 31, 2015.

During the three and nine months ended December 31, 2015, the Company sold product to the RCDC joint venture valued at $0 and $184,000, respectively. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. For the three and nine months ended December 31, 2015, the Company recognized $0 and $183,895 in revenue for product sold to RCDC. As of December 31, 2015, the Company has deferred $215,480 of revenue and $178,066 of expenses related to our sales to RCDC. In addition, at December 31, 2015, the Company had a receivable from RCDC of $215,613. Additional detail on the RCDC joint venture is provided in Note 9.

The Company has granted Renaissance Diamond Inc., our partner in the RCDC joint venture, restricted stock awards totaling 750,000 shares that only vests based on the attainment of specific performance criteria. Since 200,000 of the restricted shares have been cancelled, there were 550,000 non-vested restricted shares were held by Renaissance Diamond Inc. at December 31, 2015.

NOTE 8 – LITIGATION

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of December 31, 2015 there were no material outstanding claims by the Company or against the Company.

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

The LLC Agreement provides that RCDC is a manager-managed limited liability company, and each of the Company and Renaissance will appoint one manager, with both such managers appointing a third manager.  The managers will manage the day-to-day operations of RCDC, subject to certain customary limitations on managerial actions that require the consent of the Company and Renaissance, including but not limited to making or guaranteeing loans, distributing cash or other property to the members of RCDC, entering into affiliate transactions, amending or modifying limited liability company organizational documents, and entering into major corporate events, such as a merger, acquisition or asset sale. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds.  Pursuant to the LLC Agreement, the arrangement will last three years, unless terminated earlier, with the option to automatically renew for additional two-year periods. The Company made an initial $1,000 investment in RCDC and was granted a 50% equity stake. RCDC has the right of first refusal to purchase diamond gemstones from the Company, including rough diamond preforms or processed stones.  RCDC purchases rough diamond material produced by the Company finishes the rough gemstones and, in turn, sells the finished stones to various retailers and other participants in the market for gemstones.  Profits generated by RCDC’s operations will be distributed between the Company and Renaissance according to the terms of the LLC Agreement.

Through December 31, 2015 the operations of RCDC have been focused on the development and processing of diamond material into finished gemstone material and establishing sales and distribution channels for the finished goods. During the three and nine months ended December 31, 2015, the Company sold product to RCDC valued at $0 and $184,000, respectively. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. For the three and nine months ended December 31, 2015, the Company recognized $0 and $183,895 in revenue for product sold to RCDC. As of December 31, 2015, the Company has deferred $215,480 of revenue and $178,066 of expenses related to our sales to RCDC. The Company anticipates recognizing this deferred revenue and expense at the earlier date of RCDC selling through its inventory or the Company collects its receivables from RCDC.

The Company utilizes the equity method of accounting for its investment in RCDC. As such, the Company recognized $24,667 and $59,368 as its proportional shares of RCDC’s net income during the three and nine months ended December 31, 2015, respectively, as other income.

Rollforward of the Company’s ownership interest in the joint venture for the nine months ended December 31, 2015:

Balance of ownership interest in joint venture at March 31, 2015	$30,041
Aggregate fiscal 2016 equity gain – share of joint venture income	59,368
Balance of ownership interest in joint venture at December 31, 2015	$89,409

Cumulative recognized income on ownership interest in joint venture at December 31, 2015	$89,409

Selected financial results for RCDC for the nine months ended December 31, 2015 are as follows:

Revenues	$499,222
Expenses	380,486
Net Income	$118,736

Total Assets	$615,821

Total Liabilities	$437,002
Total Partners Capital	178,819
Total Liabilities and Partner Capital	$615,821

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company experienced a production shutdown in December 2015 that has limited recent production and revenue (4) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (5) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (6) the Company’s business could be impaired if it fails to comply with applicable regulations, (7) the Company has had significant turnover in management and may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (8) the market for lab-grown diamond may not develop as anticipated, (9) competition may adversely affect our business, (10) the Company may expend a substantial amount of time and resources in connection with the Securities and Exchange Commission’s (“SEC”) recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business, (11) the Company needs to raise additional capital and may only issues common shares up to the shares authorized under its articles of incorporation without shareholder approval, and (12) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the SEC, including, without limitations described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2015.

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

While the Company’s product offerings continue to include industrial products, as of December 31, 2015 substantially all of the Company’s production capacity is being sold as gemstone materials. As of December 31, 2015, we had generated $3,560,426 in net revenue since inception from sales of our diamond materials and licensing of our technology.

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2015 Compared to the Three Month Period Ended December 31, 2014

During the three months ended December 31, 2015, we recorded total revenue of $125,677 compared to $109,358 during the three months ended December 31, 2014. This $16,319 increase was due to increased product sales and per unit prices. The Company projected this increase in revenue to be substantially higher; however, a water leak in our facility in mid-December 2015 caused damage to our diamond growers and temporarily halted production.  Product that was growing at the time of the shutdown terminated early and was not marketable.  Our cost of goods sold for the month reflects our actual manufacturing costs, but the Company did not receive the attendant benefits of generating material for sale.  The factory has resumed operations, although a return to full operation may not occur until the end of February 2016. The Company is working with its insurance carrier to recover the expense related to the production shutdown and the cost of the business interruption.  The Company is also working with all of its suppliers to expedite replacement equipment and restore the factory operation to full capacity as soon as possible. As of December, 31, 2015, the Company has not recognized any financial impact of any potential insurance settlement in its financial statements. The Company received $150,000 in advances towards its losses from its insurance carrier in January 2016 and anticipates the insurance settlement effecting the fiscal quarter ending March 31, 2016.

Cost of goods sold was $689,572 for the three months ended December 31, 2015 versus $495,410 for the three months ended December 31, 2014. Cost of goods sold includes direct and indirect labor costs of $126,731 during the three months ended December 31, 2015 and $86,247 during the three months ended December 31, 2014. Depreciation expense of $162,062 and $150,448 was recorded in cost of goods sold during the three months ended December 31, 2015 and 2014, respectively. Cost of goods sold includes inventory adjustments of $149,455 that include the cost of inventory lost in the production shutdown.

Gross (deficit) was $(563,895) for the three months ended December 31, 2015 versus $(386,052) for the three months ended December 31, 2014. The increase in gross (deficit) for the three months ended December 31, 2015 is due to the increased revenue being offset by increases in cost of goods sold. While the Company is selling products at prices that exceed our per unit manufacturing costs, the Company continues to operate at a gross (deficit) due to relatively low production yields and quantities sold. The Company expects our gross (deficit) to improve as quantities sold increase in the future.

Salary and benefit expenses recognized as general and administrative expenses were $263,176 and $127,668 for the three months ended December 31, 2015 and 2014, respectively. This increase of $135,508 is primarily the result of the Company recognizing $136,823 in non-cash stock-based compensation expense during the three months ended December 31, 2015 while the Company did not incur any non-cash stock-based compensation expense during the three months ended December 31, 2014.

Professional and consulting fees were $99,201 compared to $142,699 for the three months ended December 31, 2015 and 2014, respectively. This decrease is primarily due to reduced legal expense incurred during the three months ended December 31, 2015. Corporate general and administrative expenses were $72,678 and $100,334 for the three months ended December 31, 2015 and 2014, respectively.

The other components of our general and administrative expenses were relatively consistent between the three months ended December 31, 2015 and 2014. Rent, equipment lease and facilities expenses were $39,145 and $36,772, respectively; marketing costs were $18,292 and $13,198, respectively; and depreciation and amortization expenses were $198,621 and $199,931, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for the three month period ended December 31, 2015 was $1,262,081, compared to a net loss of $1,313,291 during the three months ended December 31, 2014. Our net loss per share for the three month period ended December 31, 2015 was $(0.02) per share, compared to a net loss per share of $(0.02) for the three months ended December 31, 2014. The weighted average number of shares outstanding was 61,759,291 and 53,701,988, respectively, for the three month periods ended December 31, 2015 and 2014.

Nine Month Period Ended December 31, 2015 Compared to the Nine Month Period Ended December 31, 2014

During the nine months ended December 31, 2015, we recorded product revenue of $534,144 compared to $292,672 during the nine months ended December 31, 2014. This $241,472 increase was due to increased product sales and per unit prices. The Company received $375,000 in development fees from the Grace Rich joint venture during the nine months ended December 31, 2014 that were not received during the nine months ended December 31, 2015 resulting in a decrease in total revenue for the comparable periods. Total revenue for the nine months ended December 31, 2015 was $534,144, compared to $667,672 in net revenue during the nine months ended December 31, 2014.

Cost of goods sold was $1,566,218 for the nine months ended December 31, 2015 versus $1,277,178 for the nine months ended December 31, 2014. The overall increase in cost of goods sold was due to increases in product sales during the nine months ended December 31, 2015 versus the nine months ended December 31, 2014. Cost of goods sold includes labor costs of $342,806 during the nine months ended December 31, 2015 and $306,533 during the nine months ended December 31, 2014. Depreciation expense of $450,529 and $451,194 was recorded in cost of goods sold during the nine months ended December 31, 2015 and 2014, respectively.

Gross (deficit) was $(1,032,074) for the nine months ended December 31, 2015 versus $(609,506) for the nine months ended December 31, 2014. The gross (deficit) for the nine months ended December 31, 2014 included $375,000 of development fees that were not received during the comparable nine months ended December 31, 2015. Excluding these development fees results in a gross deficit for the nine months ended December 31, 2015 of $(1,032,074) versus $(984,506) for the nine months ended December 31, 2014.

Salary and benefit expenses recognized as general and administrative expenses were $720,867 and $688,368 for the nine months ended December 31, 2015 and 2014, respectively. The Company recognized $324,791 in non-cash stock-based compensation expense during the nine months ended December 31, 2015. During the nine months ended December 31, 2014, the Company recognized $305,077 in executive severance. Adjusting the relative periods for the non-cash stock-based compensation and the executive severance results in relatively consistent salary and benefit expense of $396,076 and $383,291 for the three months ended December 31, 2015 and 2014, respectively.

Professional and consulting fees were $195,266 compared to $309,695 for the nine months ended December 31, 2015 and 2014, respectively. The professional fees for the nine months ended December 31, 2015 and 2014 included reductions of $66,000 and $168,015 for payments made by our insurance carrier for past professional fees. Adjusting for these reductions, professional and consulting fees would be $261,266 and $477,710 for the three months ended December 31, 2015 and 2014 respectively. This decrease is primarily due to reduced legal expense due to the settlement of litigation in 2014.

Corporate general and administrative expenses were $304,856 and $282,593 for the nine months ended December 31, 2015 and 2014, respectively. This increase was primarily due to executive relocation costs of $108,663 incurred during the nine months ended December 31, 2015.

During the nine months ended December 31, 2015, the Company reached an amendment to the separation, waiver and release agreement executed on December 4, 2012 with our former Chief Executive Officer, Mr. Joseph Lancia. This amendment allowed for no further severance payments to Mr. Lancia and resulted in the Company reversing $137,561 in previously accrued severance liabilities.

The other components of our general and administrative expenses were relatively consistent between the nine months ended December 31, 2015 and 2014. Rent, equipment lease and facilities expenses were $119,119 and $108,803, respectively; marketing costs were $74,938 and $32,065, respectively; and depreciation and amortization expenses were $595,503 and $600,179, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for nine month period ended December 31, 2015 was $2,948,764, compared to a net loss of $3,076,011 during the nine months ended December 31, 2014. Our net loss per share for the nine month period ended December 31, 2015 was $(0.05) per share, compared to a net loss per share of $(0.06) for the nine months ended December 31, 2014. The weighted average number of shares outstanding was 58,901,542 and 51,705,910, respectively, for the nine month periods ended December 31, 2015 and 2014.

FINANCIAL CONDITION

At December 31, 2015, we had total assets of $10,710,630, compared to total assets of $12,231,394 at March 31, 2015. We had cash of $104,184 at December 31, 2015 compared to cash of $767,214 at March 31, 2015.

Total liabilities at December 31, 2015 were $3,625,743, compared to total liabilities of $4,098,772 at March 31, 2015. Total liabilities at December 31, 2015 were comprised primarily of accounts payable, accrued expenses, customer deposits, deferred revenue, capital lease obligations and notes payables. The decrease in total liabilities is primarily due to our decreased accounts payable and accrued expenses.

The Company had negative working capital (defined as current assets less current liabilities) of $(524,829) at December 31, 2015 versus positive working capital of $86,254 at March 31, 2015. This decrease in working capital resulted from cash used in operations partially offset by the Company’s recent equity capital raise. The production shutdown in December 2015 significantly contributed to this working capital decrease.

Total shareholders’ equity was $7,084,887 at December 31, 2015, compared to $8,132,622 at March 31, 2015. Shareholders’ equity decreased $1,047,735 during the period due to our operating net loss and was offset by additional paid in capital from common stock issued as incentive compensation and our recent equity capital raise.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2015, net cash flows used in operating activities were $(1,942,863) compared to $(1,518,062) for nine months ended December 31, 2014. The net cash flow used in operating activities for the nine months ended December 31, 2015 consists primarily of a net loss of $(2,948,764) offset by depreciation and amortization of $1,046,032, employee stock-based compensation of $324,791, income from joint venture of $(59,368), decrease in inventory and other assets $131,213, decreases in accounts payable of $(153,641), decrease in accrued expenses of $(265,941), net decreases in other current assets of $33,696, and a decrease in other current liabilities of $(50,881).

Investing Activities

For the nine month periods ended December 31, 2015 and 2014, net cash flows used in investing activities were $(282,627), and $(27,007), respectively. These amounts consist of cash payments for the purchase of property, plant and equipment. The increase in cash used during the nine months ended December 31, 2015 is due to the Company’s capacity expansion program.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities. For the nine month periods ended December 31, 2015 and December 31, 2014, we generated $1,562,460 and $2,587,940, respectively, from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

We estimate that existing cash of $104,184 as of December 31, 2015, is not adequate to meet our current obligations or fund our continuing operations. We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenues generated from operations, further issuances of securities, further credit facilities or corporate borrowings, and expected proceeds from insurance. In addition, the Company’s market opportunities continue to grow and as we expand our operations, we may need to raise additional capital to fund future operations. As of December 31, 2015, we had no additional lines of credit or other bank financing arrangements other than as described above. Generally, we have financed operations through December 31, 2015 through the proceeds of sales of our common stock and borrowings under our existing credit facilities.

During the nine months ending December 31, 2015, the Board of Directors approved the issuance and sale of up to 5,220,000 shares of common stock to accredited investors at a price of $0.30. The Company closed the offering having issued 5,216,667 shares under this offering and raised $1,565,000. The Company did not incur any material expenses related to the offering. These funds have been used to meet current operating requirements.

In January 2016, the Company received $150,000 in advances on our insurance claim related to the December production shutdown. The Company anticipates additional insurance advances as the claims process is completed.

We expect that our short-term working capital requirements will continue to be funded through a combination of our existing funds, cash generated by operations and additional capital raises. The Company is pursuing further issuances of equity securities subject to our shares authorized, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we or our fabrication vendor has shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. When appropriate, the Company maintains an allowance for returns.

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

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon slow moving, obsolete items and management’s assessment of market conditions. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method. The components of inventories include raw materials and supplies, work in process and finished goods.

The Company maintains an inventory reserve for instances where finished good inventory may yield lower than expected results. The Company has periodically experienced selling prices that were lower than cost and as a result has recorded a lower of cost or market write down to the value of our inventory. The estimation of the total write-down to inventory involves management judgments and assumptions, including assumptions regarding future selling price forecasts, the estimated costs to complete and disposal costs.

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

A substantial portion of the Company’s patent portfolio is considered in service due to the inherent value of the patents to our on-going manufacturing operations. Through December 31, 2015, the Company has allocated $8,135,063 to patents that are being amortized over a period ranging from 6.75 years to 19.46 years corresponding to their remaining life.

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

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015; however, a significant deficiency was noted and is discussed below.

Remediation of Significant Deficiency in Internal Controls over Financial Reporting

In connection with the evaluation described above, management identified the following significant deficiency in our internal control over financial reporting, which is common in small companies. This deficiency, identified by our Chief Executive Officer and Chief Financial Officer as of December 31, 2015, is:

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

Changes in Internal Controls

Other than described above in connection with our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of December 31, 2015 there were no material outstanding claims by the Company or against the Company.

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

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: February 12, 2016	/s/ Gerald McGuire
By: Gerald McGuire
Its: Chief Executive Officer

Dated: February 12, 2016	/s/ Jonathan Pfohl
By: Jonathan Pfohl
Its: Chief Financial Officer

