Form 10-K
period 2016-03-31
Scio Diamond Technology Corp
filed 2016-07-14
CIK 1488934

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price of the registrant’s common stock on that date, was approximately $43,414,118.

The number of shares of common stock outstanding as of July 8, 2016 $0.001 par value, was 65,098,291.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues or cash flow from operations, and as a result, faces a high risk of business failure, (3) the Company experienced a production shutdown in December 2015 that has limited recent production and revenue, (4) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (5) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (6) the Company may expend a substantial amount of time and resources in connection with the Securities and Exchange Commission’s (“SEC”) recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business, (7) the Company’s business could be impaired if it fails to comply with applicable regulations, (8) the Company has had significant turnover in management and may not be able to retain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (9) the market for lab-grown diamond may not develop as anticipated, (10) competition may adversely affect our business, and (11) the Company needs to raise additional capital and may only issues common shares up to the shares authorized under its articles of incorporation without shareholder approval. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are also urged to review and consider carefully the various disclosures made hereafter by the Company from time to time with its SEC filings.

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

In August 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 and also agreed to provide certain current and former stockholders of ADI qualifying as accredited investors the opportunity to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share.

In June 2012, the Company acquired substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”), consisting primarily of lab-grown diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share.

In December, 2011, the Company began a build-out of its Greenville, South Carolina production facility. Construction was largely completed in March 2012 and equipment was moved from ADI’s former facility in Massachusetts to South Carolina over the first calendar quarter of 2012. The Company began initial production with ten diamond growing machines in July 2012.

Since July 2012, the Company has been operational with ten diamond growing machines in our Greenville facility. Through March of 2013, the Company’s production was focused on industrial cutting tool products supplied to a single customer. Subsequent to March 2013, the Company has expanded its product focus to include diamond gemstone material.

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

Prior to October 1, 2011, the Company was a development stage company. Developmental activities ceased and the Company commenced producing diamond materials in July 2012. Less than four years into production, the Company is in the initial phases of commercializing the Diamond Technology and our goal is to become a preferred manufacturer of single crystal diamond and a leading global supplier of diamond materials for multiple applications. The Company hopes to further shape the evolution of various markets for its product and to leverage the technical foundation of the Diamond Technology by expanding into strategic partnerships with select industry leaders with distribution channels already in place to capture high value application opportunities.

As of March 31, 2016, nearly all of the Company’s production capacity is being sold for use in the gemstone market.

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

The Diamond Technology provides a materials production platform and is supported by intellectual property, including trade secrets, 36 issued patents (28 in the United States and 8 in foreign jurisdictions).

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

The Diamond Technology can also be scaled through larger capacity diamond growing platforms the Company believes will enable it to increase its production by another fifty percent over the anticipated production with maximum seed size scaling. The Company has moved to this larger diamond platform in fiscal 2016, but the Company needs to continue to invest in research and development to attain the anticipated production increases from this platform.

Finally, we expect that as we increase our production levels, our production costs per carat will actually decrease due to economies of scale.

Facilities

The Company’s production facility is located in Greenville, South Carolina. This facility, covering 9,470 square feet of leased space including both our headquarters and our production facility. Ten of the production growers purchased from ADI were installed in the facility and are currently operating. In the last fiscal year, the Company added two additional growers to the Greenville facility during the year which we believe is the maximum capacity of this facility.

The Grace Rich LTD joint venture’s production facility is under development in the PRC and is not operational as of March 31, 2016.

Products and Markets

The current market for laboratory-grown diamond remains largely unknown and uncertain. Sales of laboratory-grown diamond into the gemstone market are thought to be very small currently. The industrial market for these products is more developed, but it is diffused globally and the Company is unable to reliably estimate its size or breadth.

In addition to opportunities in the diamond gemstone market and precision cutting market, we will continue to explore other opportunities for our diamond materials through applications where the unique properties of diamond may be desirable and advantageous, including: alternative energy, optoelectronics, communications, biotechnology, water treatment, quantum computing and the diamond device arenas.

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

Companies that produce lab-grown diamond and who may compete with the Company in one or more of its markets include Element Six, a privately held subsidiary of De Beers, AOTC Group NV (Netherlands), Pure Grown Diamond/IIa Technologies (USA, Singapore & Malaysia), Washington Diamond/Carnegie Institute, Sumitomo Electric Industries, Ltd., Diamond Foundry and Cornes Technologies (Japan). Other companies could seek to introduce lab-grown diamond or other competing diamond or to develop competing processes for production of lab-grown diamond and diamond materials. We believe that competition will increase as demand for diamond materials increases for use in industrial and technology applications and as lab-grown diamonds continue to gain market acceptance.

Raw Materials

The principal raw materials used in the manufacture of our products are diamond seeds and certified high purity bottled gases. Certain diamond seeds are purchased from other diamond material producers, but the Company maintains its primary seed inventory through its self-sustaining seed production. Seeds are re-used through multiple production runs.

Our manufacturing process is dependent upon a moderate amount of electrical power delivered on an uninterrupted basis. The Company has worked with the local electric utility, a Fortune 200 company, to build and operate equipment at its manufacturing site that meets its needs. This equipment is provided to the Company on a long-term operating lease, which includes warranty, maintenance, and the delivery of electrical power at attractive per kilowatt/hour rates.

Our process also uses high purity, laboratory grade gases. These gases are readily available from a variety of suppliers in the local region. These gases are used by a number of industrial and medical laboratories and manufacturers. The gases provide the high purity carbon, hydrogen, nitrogen, oxygen and other gases required to deposit high quality, single crystal diamond.

Customers

Our customers in the gemstone marketplace consist of diamond brokers, diamond cutters and diamond wholesalers both domestic and foreign. Diamond cutters take deliveries of diamonds in a rough form, known as cores or whole crystals, where they will employ a variety of industry standard techniques of laser cutting and polishing diamonds. These techniques are identical to the techniques that are used in the production of mined gems. Diamond brokers and wholesalers will also take delivery of our diamonds in the rough form, but will also purchase diamond gems that we cut and polish.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At March 31, 2016, we held the following number of patents:

Jurisdiction	No. of Patents
United States	28
Foreign	8
Total	36

During the fiscal year ended March 31, 2016, the Company had one new patent granted in the United States. This patent expanded our intellectual property rights related to our Diamond Technology.

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

Distribution

Through March 31, 2016 the Company has had a limited number of customers. The Company has distributed its products directly to these customers without using intermediaries or distributors.

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

Employees

We had nine full-time employees as of March 31, 2016.

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

Risks Related to Our Business

We have a limited operating history, and have incurred losses to date. We have generated limited revenues to date, and therefore it is difficult to evaluate our business and prospects.

Our Company is in its early stages of operation. While our Company has recently engaged in revenue-producing business activities, it is not yet a profitable enterprise and may incur substantial losses for the foreseeable future. In addition, the Company’s revenues are presently derived from a limited number of customers. As a company in the early stages of operation, our business is subject to all the risks inherent in a new business enterprise. We have no substantial operating history for investors to consider in evaluating our business and prospects. When making an investment decision, investors should consider the risks, expenses and difficulties that we may encounter as a young company in a new market. These risks include, but are not limited to, the following:

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

In 2014, we received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company is fully cooperating with this inquiry. We may expend a substantial amount of time and resources in connection with the SEC subpoena, other regulatory or stockholder-related inquiries or legal actions related to our previously filed financial statements and other disclosures and the transactions related thereto or other matters. Such actions could have a material adverse effect on the Company’s liquidity and financial condition and could also affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

Our current business model has only recently been implemented.

We produce lab-grown diamonds for retail gemstone consumption. Although other companies are selling lab-grown diamond gemstones, the market for such lab-grown diamond is not fully known. Accordingly, our business model may not be successful, and we may need to make substantial changes thereto. Our ability to generate significant revenues will depend, in large part, on our ability to successfully market our product to consumers, distributors and commercial customers. We intend to continue to develop our business model as the market for our products evolves.

We are wholly dependent on the Diamond Technology.

Our diamond supply depends entirely on our ability to manufacture diamond using the Diamond Technology acquired from ADI and ADGC, the original Scio Diamond Technology Corporation, and parties affiliated with those entities (together, the “Asset Purchase”).

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

Our business is exposed to the risk of facility and equipment failures.

Like any manufacturing process, our business relies upon properly and efficiently run equipment and facilities. Over time, our facilities and equipment depreciates and degrades. In addition, our facilities and equipment are designed and manufactured by independent third parties, which carries a risk of improper design. Although the Company attempts to maintain its facilities and equipment in proper working order and according to its standards, there is a risk of a potential equipment failure in its facilities or equipment. Such a failure could result in a substantial loss to the Company and impact its ability to continue to operate.

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

The Diamond Technology may be vulnerable to failure due to potential interruptions in the manufacturing process.

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

There is a “going concern” qualification in our financial statements due to uncertainty about our ability to stay in business.

We have not generated material revenues and have negative operating cash flows. These issues, among others, raise substantial doubt about our ability to continue as a “going concern.”

Risks Related to Our Industry

The potential market for our lab-grown diamond is relatively new and may be impacted by public perception.

The market for lab-grown diamond gemstones is new and continues to evolve. We believe that companies operating in the gemstone field may not be fully aware of the existence and attributes of our lab-grown diamond. As is the case with any new or potential product, market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend upon consumer acceptance of lab-grown diamond as a realistic and comparable alternative to mined diamond and other gemstones. Because no widely-developed markets now exist for lab-grown diamond gemstones, it is difficult to predict the future growth rate, if any, and the size of the market for our lab-grown diamond gemstones. We may spend significant amounts of capital to acquire diamond production systems at a time when demand for our lab-grown diamond is not at a level to fund those expenditures. The market for our lab-grown diamond gemstones may never develop or may develop at a slower pace than expected due to a general lack of consumer acceptance of lab-grown diamond gemstones. If the market fails to develop or develops more slowly than expected, or if our lab-grown diamond gemstones do not achieve significant market acceptance, our business, operating results and financial condition would be materially adversely affected.

We face significant competition.

Our lab-grown gemstone diamond will face competition from established producers and sellers of earth-mined diamond and other known and potential manufacturers of lab-grown gemstones. Other companies could seek to introduce lab-grown diamond or other competing diamonds or to develop competing processes for production of lab-grown diamond gemstones. We believe that the more successful the Company is in creating market acceptance for Scio diamond, which includes lab-grown gemstones, the more competition can be expected to increase. Increased competition could result in a decrease in the price charged by the Company for our diamond or reduce demand for our diamond, which would have a material adverse effect on our business, operating results and financial condition. Further, our current and potential competitors may have significantly greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company. There can be no assurance that we will be able to compete successfully with existing or potential competitors.

Widespread consumer acceptance of lab-grown diamond gemstones is still developing. At this time, the Company is aware that it may be competing with companies that produce lab-grown diamond for industrial and gemstone markets, including Pure Grown Diamond/IIa Technologies, Washington Group, D’Nea, Element Six, Sumitomo and Diamond Foundry. We believe that as lab-grown diamond continues to gain widespread commercial and consumer acceptance, the more competition can be expected to increase. Increased competition could result in a decrease in the price expected to be charged by the Company for our diamond or reduce demand for our diamond, which would have a material adverse effect on our business, operating results and financial condition.

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

There can be no assurances that:

•	Any pending patent application or future patent application will result in issuances of patents;
•	The scope of any patent protection will be effective to exclude competitors or provide competitive advantages to us;
•	We will be able to commercially exploit any issued patents before they expire;
•	Any of the patents held will be held valid if subsequently challenged;
•	Others will not claim rights in or ownership of, the patents and other proprietary rights acquired or produced by the Company;
•	Our diamond will not infringe, or be alleged to infringe, the proprietary rights of others; or
•	We will be able to protect meaningful rights in proprietary technology over which the party does not hold patents.

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

There can be no assurance that we would be able to obtain royalty or licensing agreements, if required, on terms acceptable to us or at all, or that we would be able to develop commercially acceptable non-infringing alternative diamond. The failure to do so could have a material adverse effect upon our business, financial condition, operating results and cash flows. We cannot be absolutely certain that the Diamond Technology does not infringe issued patents or other intellectual property rights of others. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to the Diamond Technology.

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

Regulatory authorities may limit or restrict our ability to sell our lab-grown diamond in the future.

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

Further, we may be subject to regulatory requirements in the future. Government authorities can withdraw marketing clearance due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things:

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

A recent settlement agreement resulted in restructured Board of Directors and shareholder voting agreement that results in our directors and officers controlling a large percentage of the Company’s stock.

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

As of July 8, 2016, the Company had 65,098,291 shares of common stock outstanding. As of the date of the Settlement Agreement, the total number of shares subject to the voting agreements related to the settlement agreement is 17,492,928 or approximately 27% of the outstanding shares. Therefore, the Save Scio Group and the Adams Group collectively have considerable influence to:

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

There is presently a limited active public market for our securities, and there can be no assurance that a trading market will continue to develop or, if developed, that it will be maintained. Our common stock is not listed on any stock exchange and it is currently quoted on the OTC Bulletin Board and OTC PINK marketplace under the ticker “SCIO”. We believe that we currently may not have enough stockholders or outstanding shares to support an active trading market, even if our common stock were listed on a recognized trading exchange. There can be no assurance that our investors will be able to resell any of our securities at any price. The Company makes no representation to investors regarding the value of its securities, and, particularly in light of the thin trading in the Company’s securities, trading prices may or may not reasonably reflect the intrinsic value, if any, of the Company’s securities.

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

We must raise additional capital in order for our business plan to succeed. A likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances would cause stockholders’ voting interests in our Company to be diluted and may cause the book value per share held by existing stockholders to be diluted. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock or preferred stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing shareholders. Such dilution could negatively affect the value of investors’ shares.

It is the Company’s current intention (depending on the development of the business plan and other factors) to raise substantial additional capital during the fiscal year ending March 31, 2017, which we expect to result in substantial dilution in the percentage of our common stock held by our existing shareholders.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and stockholders may have difficulty in selling their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Disclosure under this item is not applicable because the Company is a smaller reporting company.

ITEM 2. PROPERTIES.

Our corporate headquarters and production facility are located at 411 University Ridge, Greenville, South Carolina. The production facility includes approximately 3,200 square feet adjoining our headquarters office, and the facility overall has 9,470 square feet of space. We have three years remaining on the lease for this facility.

Annual rental payments for the next five fiscal years for these facilities are as follows:

2017	$224,410
2018	224,410
2019	224,410
2020	—
2021	—
2022 and thereafter	$—

ITEM 3. LEGAL PROCEEDINGS.

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of March 31, 2016 there were no material outstanding claims by the Company or against the Company.

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

The following table sets forth the quarterly high and low bid prices for our common stock for the fiscal years ending March 31, 2016 and 2015, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended March 31, 2015	High	Low
First Fiscal Quarter	$0.75	$0.22
Second Fiscal Quarter	0.55	0.32
Third Fiscal Quarter	0.97	0.28
Fourth Fiscal Quarter	1.42	0.80

Fiscal Year Ended March 31, 2016	High	Low
First Fiscal Quarter	$1.23	$0.60
Second Fiscal Quarter	1.20	0.60
Third Fiscal Quarter	0.79	0.20
Fourth Fiscal Quarter	0.34	0.21

As of July 8, 2016, there were 65,098,291 shares of common stock outstanding held by approximately 1,780 stockholders of record.

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

In March 2016, the Company sold and issued 275,000 units at a price of $0.30 per unit with each unit consisting of a common share and warrant to purchase one addition shares of common stock at an exercise price of $0.15 to accredited investors. The Company raised $77,100 from this offering net of broker fees and commissions of $5,400.

In May 2016, the Company initiated an offering of up to 7,000,000 shares of common stock at a price of $0.22 per share to accredited investors. Through July 8, 2016, the Company has sold 1,179,000 shares in this offering and raised $241,223 net of broker commissions and fees of $18,157.

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

In August 2011, the Company acquired certain assets of Apollo Diamond, Inc. (“ADI”) consisting primarily of diamond growing machines and intellectual property related thereto, for which the Company paid ADI an aggregate of $2,000,000 and also agreed to provide certain current and former stockholders of ADI qualifying as accredited investors the opportunity to acquire up to approximately 16 million shares of common stock of the Company for $0.01 per share.

In June 2012, the Company acquired substantially all of the assets of Apollo Diamond Gemstone Corporation (“ADGC”), consisting primarily of lab-grown diamond gemstone-related know-how, inventory, and various intellectual property, in exchange for $100,000 in cash and the opportunity for certain current and former stockholders of ADGC qualifying as accredited investors to acquire up to approximately 1 million shares of common stock of the Company for $0.01 per share.

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

While the Company product offering continues to include industrial products, as of March 31, 2016 nearly all of the Company’s production capacity is being sold as gemstone materials. As of March 31, 2016, we had generated $3,643,040 in net revenue since inception from sales of our diamond materials and licensing of our technology. To date, over 50% of our product has been sold overseas and 100% of these sales have been to external customers and to our joint venture partners as discussed in Item 8, NOTES 12 and 13. We expect continued development of an international market for our diamond materials.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements as of March 31, 2016.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we have shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. The Company has an allowance for returns of $8,681 at March 31, 2016. This allowance has reduced reported revenues and is considered an accrued expense in the balance sheet. The allowance at March 31, 2015 was $5,000.

For product sales to our joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped. We currently recognize revenue at the earlier of when the joint venture partner sells the finished goods manufactured from our materials or the Company is paid by for the goods. Licensing and development revenues are recognized in the month as detailed in appropriate licensing and development contracts. In the event that licensing funds are received prior to the contractual commitment, The Company will recognize deferred revenue (liability) for the amount received.

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

At March 31, 2016, the Company maintains an inventory reserve for instances where finished goods inventory may yield lower than expected results. The Company has periodically experienced selling prices that were lower than cost and as a result has recorded a lower of cost or market write down to the value of our inventory. The estimation of the total write-down to inventory involves management judgments and assumptions, including assumptions regarding future selling price forecasts, the estimated costs to complete and disposal costs.

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

During the fiscal year ended March 31, 2016, IPRD of $1,832,370 was placed in service and is being amortized over its remaining legal useful life. Through March 31, 2016, the Company has allocated $9,967,433 to patents that are being amortized over a period ranging from 6.75 years to 19.46 years, corresponding to their remaining life.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2016 Compared to the Fiscal Year Ended March 31, 2015

During the fiscal year ended March 31, 2016, we recorded product revenue of $616,758 compared to $351,193 in the prior fiscal year. This $265,565 increase was due to increased product sales and per unit prices. The Company projected this increase in product revenue to be substantially higher; however, a water leak in our facility in mid-December 2015 caused damage to our diamond growers and temporarily halted production.  Product that was growing at the time of the shutdown terminated early and was not marketable. Our factory resumed operations shortly after the shutdown but did not return to full operations until early April 2016 due to delays in receiving parts and equipment from our vendors. The shutdown and the prolonged restart of full operations had an adverse impact on our production and product revenues in the remainder of fiscal 2016. Total revenue for the fiscal year ended March 31, 2016 was $616,758, compared to $726,193 in net revenue during the fiscal year ended March 31, 2015. The Company received $375,000 in development fees from the Grace Rich joint venture during the fiscal year ended March 31, 2015 that were not received during the fiscal year ended March 31, 2016 resulting in a decrease in total revenue for the comparable periods. The Company does not anticipate receiving any additional licensing revenues from the Grace Rich joint venture until it is operational.

Cost of goods sold was $1,630,666 for the fiscal year ended March 31, 2016 versus $1,497,465 for the fiscal year ended March 31, 2015. Cost of goods sold includes direct and indirect labor costs of $463,197 during the fiscal year ended March 31, 2016 and $397,767 during the fiscal year ended March 31, 2015. This increase in labor costs is the result of increased operational staff. Depreciation expense of $612,591 and $603,604 was recorded in cost of goods sold during the fiscal years ended March 31, 2016 and 2015, respectively. The Company received $438,754 in payments for lost property and business interruption from our insurance carrier as a result of the production shutdown in December 2015 that were used to reduce our cost of goods sold during the fiscal year ended March 31, 2016.

Gross (deficit) was $(1,013,908) for the fiscal year ended March 31, 2016 versus $(771,272) for the fiscal year ended March 31, 2015. The gross (deficit) for the fiscal year ended March 31, 2015 included $375,000 of development fees that were not received during the comparable fiscal year ended March 31, 2016. Excluding these development fees results in gross deficit for the fiscal year ended March 31, 2015, results in gross deficits of $(1,013,908) versus $(1,146,275) for March 31, 2016 and 2015, respectively. While the Company is selling products at prices that exceed our per unit manufacturing costs, the Company continues to operate at a gross (deficit) due to relatively low production yields and quantities sold. The Company expects our gross (deficit) to improve as quantities sold increase in the future.

Salary and benefit expenses recognized as general and administrative expenses were $1,018,340 and $821,272 during the fiscal years ended March 31, 2016 and 2015, respectively. The Company recognized $481,105 in non-cash stock-based compensation expense during the fiscal year ended March 31, 2016. During the fiscal year ended March 31, 2015, the Company recognized $305,077 in executive severance. Adjusting the relative periods for the non-cash stock-based compensation and the executive severance results in relatively consistent salary and benefit expense of $537,235 and $516,195 for the fiscal years ended March 31, 2016 and 2015, respectively.

Professional and consulting fees were $298,105 compared to $566,154 for the fiscal years ended March 31, 2016 and 2015, respectively. The professional fees for the fiscal years ended March 31, 2016 and 2015 included reductions of $73,282 and $168,015 for payments made by our insurance carrier for past professional fees. Adjusting for these reductions, professional and consulting fees would be $371,387 and $734,169 for the fiscal years ended March 31, 2016 and 2015 respectively. This decrease is primarily due to reduced legal expense due to the settlement of litigation during fiscal 2015.

Corporate general and administrative expenses were $357,175 and $345,263 for the fiscal year ended March 31, 2016 and 2015, respectively. This increase was primarily due to executive relocation costs of $106,163 incurred during the fiscal year ended March 31, 2016 more than offsetting other reductions in corporate general and administrative expenses.

The other components of our general and administrative expenses were relatively consistent between the fiscal year ended March 31, 2016 and 2015. Rent, equipment lease and facilities expenses were $155,737 and $145,252, respectively; marketing costs were $86,468 and $59,727, respectively; and depreciation and amortization expenses were $841,695 and $798,477, respectively.

During the fiscal year ended March 31, 2016, the Company reached an amendment to the separation, waiver and release agreement executed on December 4, 2012 with our former Chief Executive Officer, Mr. Joseph Lancia. This amendment allowed for no further severance payments to Mr. Lancia and resulted in the Company reversing $137,561 in previously accrued severance liabilities. In addition, during the fiscal year ended March 31, 2016, the Company revised its estimates of legal liabilities related to litigation settled in 2014 and reversed $192,576 of legal accounts payable. During the fiscal year ended March 31, 2015, the Company reached an agreement with a former legal services provider that allowed the Company to settle outstanding past legal fees from prior fiscal years. This settlement of $165,453 was recorded as a reversal of legal accounts payable.

During the fiscal years ended March 31, 2016 and 2015, management evaluated intangible assets included in IPRD. There were no impairment charges during the fiscal year ended March 31, 2016. However, this process did result in an impairment charge of $418,065 recognized during the fiscal year ended March 31, 2015.

During the fiscal year ended March 31, 2016, the Company evaluated its fixed assets including those acquired from ADI and those damaged in the December 2015 production shutdown and disposed of obsolete equipment with a net book value of $41,406. The Company made a similar evaluation in the fiscal year ended March 31, 2015 that resulted in a loss on disposal of fixed assets of $182,609.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for fiscal year ended March 31, 2016 was $3,623,383, compared to a net loss of $4,141,653 during the fiscal year ended March 31, 2015. Our net loss per share for the fiscal year ended March 31, 2016 was $(0.06) per share, compared to a net loss per share of $(0.08) for the fiscal year ended March 31, 2015. The weighted average number of shares outstanding was 59,613,578 and 53,025,462, for the fiscal years ended March 31, 2016 and 2015.

FINANCIAL CONDITION

At March 31, 2016, we had total assets of $10,239,502 compared to total assets of $12,231,394 at March 31, 2015. This decrease in assets was primarily related to write downs and depreciation of fixed assets, amortization of intangibles and decreases in current assets. We had cash of $192,880 at March 31, 2016 compared to $767,214 at March 31, 2015. This decrease is due to cash used in operations and capital expenditures exceeding the Company’s proceeds from common stock sales. At March 31, 2016, the Company’s accounts receivables had decreased $68,481 from March 31, 2015. This decrease is due to payments of amounts due from the RCDC joint venture. At March 31, 2016 and 2015, the Company had deferred $142,471 and $179,969, respectively, of contract costs related to deferred revenues from sales to the RCDC joint venture.

Total liabilities at March 31, 2016 were $3,595,821 compared to total liabilities of $4,098,772 at March 31, 2015. This decrease is due to reduced accounts payable and accrued expenses.

The Company had negative working capital (defined as current assets less current liabilities) of $(462,543) at March 31, 2016 versus positive $86,254 at March 31, 2015. The most substantial change in working capital was due to the cash used in operations reducing our cash balance.

Total shareholders’ equity was $6,643,681 at March 31, 2016, compared to $8,132,622 at March 31, 2015. Shareholders’ equity decreased during the year primarily due to continuing net losses increasing the Company’s accumulated deficit more than offsetting increase in additional paid in capital from our common stock offerings.

CASH FLOWS

Operating Activities

The Company has not generated positive cash flows from operating activities. For the year ended March 31, 2016, net cash flows used in operating activities were $(1,929,932) compared to $(2,131,217) for the year ended March 31, 2015. The net cash flow used in operating activities for the year ended March 31, 2016 consists primarily of a net loss of $(3,623,383) offset by depreciation and amortization of $1,454,286, loss on disposal of equipment of $41,406, employee stock based compensation of $481,105, income from joint venture of $(18,230), a decrease in current assets of $191,229 and a decrease in current and other liabilities of $(456,345).

Investing Activities

For the year ended March 31, 2016, net cash flows used in investing activities were $(292,228), consisting primarily of the purchases of property, plant, and equipment $(328,226) offset by the allocation of $36,000 of proceeds from our insurance carrier related to the production shutdown that was used to purchase replacement equipment. Net cash flows used in investing activities were $(237,496) for the year ended March 31, 2015. The capital expenditures in both fiscal years were the result of the Company’s purchases of fixed assets for the expansion of its production facility that occurred during the years ended March 31, 2016 and 2015, respectively.

Financing Activities

We have financed our operations primarily through advancements or the issuance of equity and debt instruments. For the years ended March 31, 2016 and March 31, 2015, we generated $1,647,826 and $3,087,940 from financing activities, respectively. The cash generated during the year ended March 31, 2016 was primarily from the sale of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We estimate that existing cash of $192,880 as of March 31, 2016, is not adequate to meet our current obligations or fund our continuing operations. We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenues generated from operations, further issuances of securities, and/or further credit facilities or corporate borrowings. In addition, the Company’s market opportunities continue to grow and as we expand our operations, we may need to raise additional capital to fund future operations. As of March 31, 2016, we had no additional lines of credit or other bank financing arrangements other than as described above. Generally, we have financed operations through March 31, 2016 through the proceeds of sales of our common stock and borrowings under our existing credit facilities.

During the year ended March 31, 2016, the Company sold and issued 5,491,667 shares of common stock to accredited investors at a price of $0.30 per share and raised $1,642,099 net of broker fees and commissions. These funds were used to meet operating cash requirements.

In May 2016, the Company initiated an offering of up to 7,000,000 shares of common stock at a price of $0.22 per share to accredited investors. Through July 8, 2016, the Company has sold 1,179,000 shares in this offering and raised $241,223 net of broker commissions and fees of $18,157. The Company is using these funds to meet its current operating requirements. Upon completion of this offering, the Company will have limited shares available for future equity offerings without approval of our shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Scio Diamond Technology Corporation

We have audited the accompanying balance sheets of Scio Diamond Technology Corporation (the “Company”) as of March 31, 2016 and 2015, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scio Diamond Technology Corporation as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP

Greenville, South Carolina

July 14, 2016

SCIO DIAMOND TECHNOLOGY CORPORATION

BALANCE SHEETS

As of March 31, 2016 and 2015

	March 31,	March 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$192,880	$767,214
Accounts receivable	175,448	243,929
Deferred contract costs	142,471	179,969
Inventory, net	189,527	295,760
Prepaid expenses	52,150	57,012
Prepaid rent	19,238	23,050

Total current assets	771,714	1,566,934

Property, plant and equipment
Facility	886,630	904,813
Manufacturing equipment	3,294,425	2,927,761
Other equipment	73,543	71,059
Construction in progress	24,981	207,252

Total property, plant and equipment	4,279,579	4,110,885
Less accumulated depreciation	(2,085,508)	(1,543,652)
Net property, plant and equipment	2,194,071	2,567,233

Intangible assets, net	7,225,446	8,047,948
Prepaid rent, noncurrent	—	19,238
Investment in joint venture – RCDC	48,271	30,041

TOTAL ASSETS	$10,239,502	$12,231,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$438,466	$708,760
Customer deposits	46,096	38,603
Deferred revenue	174,280	215,375
Accrued expenses	353,921	517,942
Current portion of notes payable	98,999	—
Current portion of capital lease obligation	122,495	—

Total current liabilities	1,234,257	1,480,680

Notes payable, non-current	2,201,001	2,500,000
Capital lease obligation – non-current	71,994	—
Other liabilities	88,569	118,092

TOTAL LIABILITIES	3,595,821	4,098,772

Common stock, $0.001 par value, 75,000,000 shares authorized; 63,919,291 and 56,531,499 shares issued and outstanding at March 31, 2016 and 2015, respectively	63,919	56,532
Additional paid-in capital	28,942,060	26,815,005
Accumulated deficit	(22,362,298)	(18,738,915)

Total stockholders’ equity	6,643,681	8,132,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,239,502	$12,231,394

The accompanying notes are an integral part of these financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
For the years ended March 31, 2016 and 2015

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015
Revenue
Product revenue, net	$616,758	$351,193
Licensing revenue	—	375,000

Revenues, net	616,758	726,193

Cost of goods sold
Cost of goods sold	1,630,666	1,497,465

Gross margin (deficit)	(1,013,908)	(771,272)

General and administrative expenses
Salaries and benefits	1,018,340	821,272
Professional and consulting fees	298,105	566,154
Rent, equipment lease and facilities expense	155,737	145,252
Marketing costs	86,468	59,727
Corporate general and administrative	357,175	345,263
Depreciation and amortization	841,695	798,477
Reversal of severance/legal liabilities	(330,137)	(165,453)
Loss on disposal of equipment	41,406	182,609
Loss on impairment of in-process research and development	—	418,065

Total general and administrative expenses	2,468,789	3,171,366

Loss from operations	(3,482,697)	(3,942,638)

Other income (expense)
Income from joint venture – RCDC	18,230	29,041
Interest expense	(158,916)	(228,056)

Net loss	$(3,623,383)	$(4,141,653)

Loss per share
Basic:
Weighted average number of shares outstanding	59,613,578	53,025,462
Loss per share	$(0.06)	$(0.08)
Fully diluted:
Weighted average number of shares outstanding	59,613,578	53,025,462
Loss per share	$(0.06)	$(0.08)

The accompanying notes are an integral part of these financial statements

SCIO DIAMOND TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOW
For the years ended March 31, 2016 and 2015

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net loss	$(3,623,383)	$(4,141,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,454,286	1,476,916
Loss on disposal of equipment	41,406	182,609
Loss on impairment of in-process research and development	—	418,065
Expense for stock issued in exchange for operating expenses	—	77,858
Income from joint venture – RCDC	(18,230)	(29,041)
Employee stock based compensation	481,105	155,000
Inventory write down	—	68,722
Changes in assets and liabilities:
Decrease in accounts receivable and deferred revenue	27,386	13,531
Decrease in other receivables	—	89,192
Decrease/(increase) in prepaid expenses and rent	20,112	(37,517)
Decrease/(increase) in inventory and deferred contract costs	143,731	(291,634)
(Decrease)/increase in accounts payable	(270,294)	36,978
(Decrease)/increase in customer deposits	7,493	(141,007)
Decrease in accrued expenses	(164,021)	(43,184)
(Decrease)/increase in other liabilities	(29,523)	33,948

Net cash used in operating activities	(1,929,932)	(2,131,217)

Cash flows from investing activities:
Purchase of property, plant and equipment	(328,228)	(236,496)
Proceeds from disposal of property, plant and equipment	36,000	—
Investment in joint venture – RCDC	—	(1,000)

Net cash used in investing activities	(292,228)	(237,496)

Cash flows from financing activities:
Proceeds from sale of common stock - net of fees	1,642,099	2,000,000
Proceeds from exercise of stock options	11,238	—
Proceeds from notes payable	—	2,653,615
Payment on capital lease obligations	(5,511)	—
Payments on notes payable	—	(1,565,675)

Net cash provided by financing activities	1,647,826	3,087,940

Change in cash and cash equivalents	(574,334)	719,227
Cash and cash equivalents, beginning of period	767,214	47,987

Cash and cash equivalents, end of period	$192,880	$767,214

The accompanying notes are an integral part of these financial statements.

(continued)

SCIO DIAMOND TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOW
For the years ended March 31, 2016 and 2015
(Continued)

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest, includes capitalized interest of $19,031 and $0	$111,171	$84,165
Income taxes	$—	$—

Non-cash investing and financing activities:
Payment of accounts payable and accrued expenses with common stock	$—	$112,000
Re-classification of debt to capital lease due to completion of sale leaseback transaction	$200,000	$—

The accompanying notes are an integral part of these financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended March 31, 2016 and 2015

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, April 1, 2014	50,739,312	$50,739	$24,476,940	(1,000,000)	$(1,000)	$(14,597,262)	$9,929,417

Common stock issued in exchange for operating expense and inventory	558,856	559	177,299	—	—	—	177,858
Common stock issued in exchange for past consulting services	50,000	50	11,950	—	—	—	12,000
Retirement of treasury stock	(1,000,000)	(1,000)	—	1,000,000	1,000	—	—
Common stock issued for cash @ $0.30 per share	6,666,664	6,667	1,993,333	—	—	—	2,000,000
Common stock returned to Company and cancelled	(1,000,000)	(1,000)	1,000	—	—	—	—
Employee stock based compensation	516,667	517	154,483	—	—	—	155,000
Net loss for the fiscal year ended March 31, 2015	—	—	—	—	—	(4,141,653)	(4,141,653)
Balance, March 31, 2015	56,531,499	56,532	26,815,005	—	—	(18,738,915)	8,132,622

Common stock issued for cash @ $0.30 per share, net of fees	5,491,667	5,491	1,636,608	—	—	—	1,642,099
Common stock issued upon exercise of stock options	11,125	11	11,227	—	—	—	11,238
Issuance of restricted stock to employees	1,335,000	—	—	—	—	—	—
Issuance of restricted stock to Renaissance Diamond Inc.	750,000	—	—	—	—	—	—
Cancellation of non-vested restricted stock	(200,000)	—		—	—	—	—
Stock-based incentive compensation	—	1,885	479,220	—	—	—	481,105
Net loss for the fiscal year ended March 31, 2016	—	—	—	—	—	(3,623,383)	(3,623,383)
Balance, March 31, 2016	63,919,291	$63,919	$28,942,060	—	$—	$(22,362,298)	$6,643,681

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

Going Concern

The Company has generated little revenue to date and consequently its operations are subject to all risks inherent in the establishment and commercial launch of a new business enterprise. The Company continues to develop its diamond technology while operating its factory to maximize revenue.  The Company experienced a process water leak in our facility in mid-December 2015 causing damage to our diamond growers and a temporary interruption in production.   The shutdown had a significant negative impact on revenue and delayed attainment of the Company’s near-term business objectives.  While the Company’s insurance carrier provided it with $350,000 to cover the cost of the business interruption, the Company anticipates there may be on-going negative impact on its business as it has returned to full production capacity.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by implementing the following strategies and actions:

•	Continuing efforts with insurance carrier to cover the costs of the business interruption and any future adverse financial effects of the shutdown;
•	Continuing efforts to solicit investment in the Company in the form of private placements of common shares to accredited investors not to exceed the shares authorized;
•	Continuing efforts to solicit investment in the Company in the form of secured and unsecured debt;
•	Continue to optimize production of recently expanded existing manufacturing capabilities to increase product revenues;
•	Continuing to focus efforts on new business development opportunities to generate revenues and expand and diversify the customer base;
•	Continuing development of white gemstone material to expand our product offerings and enhance our product marketability; and
•	Continuing to explore strategic joint ventures and technology licensing agreements to expand Company revenue and cash flow.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2016 and 2015, the Company held no cash equivalents.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	March 31, 2016	March 31, 2015
Common stock options	1,027,708	232,500
Warrants to purchase common stock	957,295	5,566,795
Non-vested restricted stock	1,885,000	—

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company also maintains a provision for estimated returns and allowances based upon historical experience. The Company has determined that an allowance was not necessary at March 31, 2016 and 2015.

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

	March 31, 2016	March 31, 2015
Raw materials and supplies	$24,179	$58,390
Work in process	19,514	31,371
Finished goods	174,809	205,999
Inventory reserve	(28,975)	—
	$189,527	$295,760

At March 31, 2016, the Company maintains an inventory reserve for instances where finished good inventory may yield lower than expected results. The Company has determined that an inventory reserve was not necessary at March 31, 2015. During the fiscal year ended March 31, 2015, we experienced selling prices lower than cost and as a result we recorded a lower of cost or market write down of $68,722 to the value of our inventory which was included in cost of goods sold. The estimation of the total write-down involved management judgments and assumptions including assumptions regarding future selling price forecasts, the estimated costs to complete, disposal costs and a normal profit margin.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Manufacturing equipment was placed into service beginning July 1, 2012. The Company incurred total depreciation expense of $623,984 and $619,656 for the years ended March 31, 2016 and 2015, respectively. During the fiscal year ended March 31, 2016, $612,591 of depreciation expense was recorded in cost of goods sold and $11,393 was recorded as general and administrative expense. During the fiscal year ended March 31, 2015, $603,604 of depreciation expense was recorded in cost of goods sold and $16,052 was recorded as general and administrative expense.

During the fiscal year ended March 31, 2016, the Company evaluated its fixed assets including those acquired from ADI and those damaged in the December 2015 production shutdown and disposed of obsolete equipment with a book value of $41,406. The Company made a similar evaluation in the fiscal year ended March 31, 2015 that resulted in a loss on disposal of fixed assets of $182,609.

Intangible Assets

Intangible assets, such as acquired in-process research and development costs, are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the fiscal year ended March 31, 2016. During the fiscal year ended March 31, 2015, management evaluated assets included in IPRD and determined that certain projects will no longer be pursued for further development resulting in an impairment charge of $418,065 being recognized during the fiscal year.

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

Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of March 31, 2016 or 2015. Income tax returns subject to review by taxing authorities include March 31, 2013 through March 31, 2016.

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

Concentration of Credit Risk

During the year ended March 31, 2016 the Company had 35 different customers and three customers that each accounted for more than 10% of our total revenues. One of these substantial customers was the RCDC joint venture. At March 31, 2016, the Company had a receivable from RCDC $174,413. The Company expects concentration of sales to key customers to continue in the future.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Contract-Type and Production-Type Contracts". On July 9, 2015, the FASB voted to defer the effective date of the pronouncement by one year. ASU 2014-9, as amended, is effective for annual periods, and interim periods within those years, beginning after December 31, 2017. An entity is required to apply the amendments using one of the following two methods: i) retrospectively to each prior period presented with three possible expedients: a) for completed contracts that begin and end in the same reporting period no restatement is required, b) for completed contract with variable consideration an entity may use the transaction price at completion rather than restating estimated variable consideration amounts in comparable reporting periods and c) for comparable reporting periods before date of initial application reduced disclosure requirements related to transaction price; ii) retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09, as amended, in the first quarter of fiscal 2019, and we are currently assessing the impact of this pronouncement on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,” which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The ASU is effective for the year ended March 31, 2017, with early adoption permitted. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation”. This guidance changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is permitted.  We are currently in the process of assessing the impact the adoption of this guidance will have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early application is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, ("ASU 2015-11"). This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost and market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early application is permitted. ASU 2015-11 is therefore effective in our fiscal year beginning April 1, 2017. We are evaluating the effect that ASU 2015-11 will have on our financial statements and related disclosures.

There are currently no other accounting standards that have been issued but not yet adopted by the Company that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 2 — BUSINESS INTERUPTION

The Company experienced a water leak in our production facility in mid-December 2015 that caused damage to our diamond growers and temporarily halted production.  Product that was growing at the time of the shutdown terminated early and was not marketable.

The Company received $438,754 in payments from our insurance company of which $88,754 was for lost property and $350,000 was for business interruption as a result of the production shutdown that were used to reduce our cost of goods sold during the fiscal year ended March 31, 2016. An additional $36,000 of proceeds from our insurance carrier related to the production shutdown that was used to purchase replacement equipment.

The Company continues to work with our insurance carrier for reimbursement to offset the financial impact of this business interruption.

NOTE 3 — INTANGIBLE ASSETS

The assigned values of all patents considered in service by the Company are being amortized on a straight-line basis over the remaining effective lives of the patents.

Intangible assets, such as acquired in-process research and development costs (“IPRD”), are considered to have an indefinite useful life until such time as they are put into service at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life. During the fiscal year ended March 31, 2016, IPRD of $1,832,370 was placed in service and is being amortized over its remaining legal useful life.

Intangible assets consist of the following:

		March 31,	March 31,
	Life	2016	2015
Patents, gross	6.75 – 19.46	$9,967,433	$8,135,063
In-process research and development	Indefinite	—	1,832,370
		9,967,433	9,967,433
Accumulated amortization		(2,741,987)	(1,919,485)
Net intangible assets		$7,225,446	$8,047,948

Total amortization expense during the years ended March 31, 2016 and 2015 was $822,502 and $774,627, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
March 31, 2017	$965,490
March 31, 2018	965,490
March 31, 2019	965,490
March 31, 2020	785,809
March 31, 2021	740,592
Thereafter	2,802,575
Total	$7,225,446

NOTE 4 — NOTES PAYABLE

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

During the fiscal year ended March 31, 2016, the Company paid $0 in principal on the HGI Note and recognized $128,526 in interest expense, net of $19,031 of capitalized interest. The Company recognized $228,056 in interest expense during the fiscal year ended March 31, 2015.

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

As of March 31, 2016, HGI has advanced the Company $300,000 that funded improvements to our current growers that expanded manufacturing capacity in our production facility and the Company considers this advance as notes payable. The Company has completed the grower expansion and the assets have been placed in service.

Payments to HGI for the portion of notes payable that funded capital improvements are contingent on the direct profit margin generated by the upgraded equipment and are expected to continue through August 2018. The Company has estimated our expected payments to HGI for the direct profit sharing related to these borrowings and determined that the current portion of this note payable is $98,999 at March 31, 2016, which is considered a current liability. During the fiscal year ended March 31, 2016, the Company paid $0 in principal on the HGI notes payable and recognized $21,541 in interest expense.

NOTE 5 – CAPITAL LEASES

As discussed in Note 4, the Company entered in the Grower Sale-Lease Agreement with HGI on December 16, 2014. HGI has advanced the Company $200,000 for the purchase of new grower equipment under the Sale-Leaseback Agreement. The Company considered this advance as a notes payable at March 31, 2015. The sale and leaseback transaction occurred during the fiscal year ended March 31, 2016, and the Company has put the assets into service. Since the sale and leaseback has occurred, the Company has reclassified the $200,000 from notes payable to capital lease obligations. The value of the assets sold and leased back was $200,000 and the Company did not recognize any gain or loss on the sale and lease back transaction.

Payments to HGI under the capital lease are contingent on the direct profit margin generated by the equipment as defined in the Grower Sale-Lease Agreement and will continue until the lease obligation is satisfied at which time the Company will expenses the sharing obligation until the ten year term of the agreement expires. The Company has estimated our expected payments to HGI for the direct profit margin sharing related to the equipment under capital lease and determined that the current portion of this capital lease obligation is $122,495 at March 31, 2016, which is considered a current liability. During the fiscal year ended March 31, 2016, the Company paid $5,511 in capital lease obligation and incurred $8,849 in interest expense.

NOTE 6 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In September 2015, the Company sold and issued 5,216,667 shares of common stock at a price of $0.30 to accredited investors. The Company raised $1,565,000 in this offering and did not incur any material expenses related to the offering.

In March 2016, the Company sold and issued 275,000 units at a price of $0.30 per unit with each unit consisting of a common share and warrant to purchase one addition share of common stock at an exercise price of $0.15.

The Company raised $77,099 from this offering net of broker fees and commissions of $5,400. As part of the broker fee for this offering, the Company issued 6,750 warrants at an exercise price of $0.30. The Company valued these warrants using the Black-Scholes option pricing model and management has estimated these warrants had a value of $0.26 per warrant on the date of the grant. The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 0.94%; Expected life in years, 3.0; and Expected volatility, 145.5%.

The Company had 63,919,291 shares of common stock issued and outstanding as of March 31, 2016.

The following sets forth the warrants to purchase shares of the Company’s stock issued and outstanding as of March 31, 2016:

	Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Warrants Outstanding April 1, 2014	5,566,795	$1.53	1.55
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Warrants Outstanding March 31, 2015	5,566,795	$1.53	0.55
Issued	281,750	0.15	0.79
Exercised	—	—	—
Expired	(4,891,250)	1.60	—
Warrants Outstanding March 31, 2016	957,295	$0.71	1.38

During our next fiscal year ending March 31, 2017, 275,000 warrants with an exercise price of $0.15 will expire if not exercised.

NOTE 7 — SHARE-BASED COMPENSATION

The Company currently has one equity-based compensation plan under which stock-based compensation awards can be granted to directors, officers, employees and consultants providing bona fide services to or for the Company. The Company’s 2012 Share Incentive Plan was adopted on May 7, 2012 (the “2012 Share Incentive Plan” or “Plan”) and allows the Company to issue up to 5,000,000 shares of its common stock pursuant to awards granted under the 2012 Share Incentive Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing. The only awards that have been issued under the Plan are stock options and restricted stock. Because the Plan has not been approved by our shareholders, all issued stock option awards are non-qualified stock options.

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

Also on May 7, 2015, the Board of Directors granted Renaissance Diamond Inc. a restricted stock award of 200,000 shares. On July 1, 2015, an additional restricted stock award of 550,000 shares was granted to Renaissance Diamond Inc. These stock awards only vest based on the attainment of specific future performance criteria and awards for 200,000 shares were cancelled in December 2015 due to the performance criteria not being met.

On August 14, 2015, the Board of Directors of the Company approved restricted stock awards for Mr. McGuire and Mr. Pfohl. Mssrs. McGuire and Pfohl were granted 400,000 and 150,000 restricted shares of stock, respectively, that will vest on July 1, 2018. The restricted shares are valued at $0.85, the closing price of the Company’s stock on August 14, 2015.

The Company recognizes compensation expense for the restricted stock awards to Company executives on a straight line basis over the vesting period. The Company recognized $340,912 in compensation expenses for these awards during the fiscal year ended March 31, 2016. For the restricted stock awards to Renaissance Diamond, Inc., the Company does not anticipate recognizing any financial impact for these restricted stock awards until it is deemed likely that the performance criteria will be met.

The following sets forth the restricted stock outstanding as of March 31, 2016:

Restricted Stock	Shares
Restricted stock outstanding March 31, 2015	—
Granted	2,085,000
Vested	—
Expired/cancelled	(200,000)
Restricted stock outstanding March 31, 2016	1,885,000

On May 7, 2015, the Board of Directors granted Renaissance Diamond Inc. non-qualified stock options for 333,333 shares of common stock. These options will vest on June 29, 2016 if the RCDC joint venture attains specific performance criteria. The strike price of these options will be set at fifty percent of the market closing price upon vesting. The options will need to be exercised within 60 days of vesting. The Company does not anticipate recognizing any financial impact for these options and expects them to expire unvested.

In addition, on May 7, 2015, the Company granted seven non-executive employees options to purchase a total of 685,000 shares of the Company’s stock. The vesting schedule for these options call for 33.3% to vest upon the first, second and third anniversaries of the grant date. The exercise price of $1.03 per share is equal to the closing price of a share of the Company’s common stock on the date of grant. Using the Black-Scholes option pricing model, management has estimated these options had a value of $0.98 per option on the date of the grant. The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 2.18%; Expected life in years, 10.0; and Expected volatility, 124.3%. None of these options were vested upon issuance and the Company recognized $140,193 in compensation costs for these options during the fiscal year ended March 31, 2016.

The following sets forth the employee options to purchase shares of the Company’s stock issued and outstanding as of March 31, 2016 and does not include options granted to Renaissance Diamond Inc.:

The following sets forth the options to purchase shares of the Company’s stock issued and outstanding as of March 31, 2016:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Options Outstanding April 1, 2014	4,342,500	$0.77	1.75
Granted	—	—	—
Exercised	—	—	—
Expired/Cancelled	(4,110,000)	0.79	—
Options Outstanding March 31, 2015	232,500	$0.35	1.45
Granted	685,000	1.03	9.11
Exercised	(11,125)	0.51	—
Expired/cancelled	(212,000)	0.83	—
Options Outstanding March 31, 2016	694,375	$0.87	7.13
Exercisable at March 31, 2016	12,000	$0.33	0.48

The intrinsic value of options outstanding and exercisable at March 31, 2016 and 2015 was $0 and $0, respectively.

A summary of the status of non-vested shares as of March 31, 2016 and changes during the year ended March 31, 2016 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at April 1, 2014	2,414,792	$0.49
Granted	—	—
Vested	(122,000)	0.43
Expired/cancelled: non-vested	(2,083,417)	0.38
Non-vested at March 31, 2015	209,375	0.21
Granted	685,000	0.98
Vested	—	—
Expired/cancelled: non-vested	(212,000)	0.76
Non-vested at March 31, 2016	682,375	$0.81

The following table summarizes information about stock options outstanding by price range as of March 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.03	535,000	9.11	$1.03	—	$—
$0.33	159,375	0.48	0.33	12,000	0.33
	694,375	7.13	$0.87	12,000	$0.33

For the years ended March 31, 2016 and 2015, the Company recognized $140,193 and $0, respectively, as compensation cost for options issued, and recorded related deferred tax asset of $0 for all periods.

At March 31, 2016, unrecognized compensation costs related to non-vested employee awards was $415,056. Of this unrecognized compensation cost, $30,949 is only expected to be recognized if certain performance criteria are attained over a weighted average period of 0.48 years.

NOTE 8 — OTHER INCOME AND EXPENSE

For the fiscal year ended March 31, 2016, the Company recognized $18,230 as its proportional share of income from its joint venture with RCDC. In addition, the Company recognized $158,916 in interest expense related to its notes payable that were outstanding during the fiscal year.

For the fiscal year ended March 31, 2015, the Company recognized $29,041 as its proportional share of income from its joint venture with RCDC. In addition, the Company recognized $228,056 in interest expense related to its notes payable that were outstanding during the fiscal year.

NOTE 9 — OPERATING LEASES

The Company leases office space at a location in Greenville, South Carolina. Under the terms of the lease, the Company is obligated to pay escalation rentals for certain operating expenses and real estate taxes. The Company’s lease in Greenville, South Carolina expires in March 2019. The Company leases electrical equipment in its production facility in South Carolina with these leases expiring during the 2017 fiscal year.

The Company recognizes lease expense on a straight-line basis and recognized $393,874 and $398,590 in lease expense for the fiscal years ending March 31, 2016 and 2015, respectively. The Company has other liabilities consisting of deferred rent payable of $88,569 and $118,092 at March 31, 2016 and 2015, respectively. Minimum future rental payments under the leases are summarized as follows:

2017	$361,660
2018	224,410
2019	224,410
2020	—
2021	—
2022 and thereafter	$—

NOTE 10 — RELATED PARTIES

On August 7, 2015, the Company reached an amendment to the separation, waiver and release agreement executed on December 4, 2012 with our former Chief Executive Officer Mr. Joseph Lancia. This amendment allowed for no further severance payments to Mr. Lancia and resulted in the Company reversing $137,561 in previously accrued severance liabilities. The Company included this adjustment as a forgiveness of severance liability in statement of operations for the fiscal year ended March 31, 2016.

The Company recognized $110,690 and $10,801 of product revenue from Grace Rich during the fiscal years ended March 31, 2016 and 2015, respectively. The Company recognized $0 and $375,000 in licensing revenues from Grace Rich during the fiscal years ended March 31, 2016 and 2015, respectively. The Company incurred $0 and $96,776 of joint venture related expenses during the fiscal years ended March 31, 2016 and 2015, respectively that were reimbursed by the Grace Rich LTD. These reimbursements were offset against the Company’s related operating expense. The Company had no outstanding receivables from or payables due Grace Rich LTD at March 31, 2016. Additional detail on the Grace Rich joint venture is provided in Item 8, Note 12.

During the fiscal years ended March 31, 2016 and 2015, the Company sold product to RCDC valued at $142,800 and $241,950, respectively. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. For the fiscal year ended March 31, 2016 and 2015, the Company recognized revenue for product sold to RCDC of $183,895 and $26,575, respectively. As of March 31, 2016, the Company has deferred $174,280 of revenue and $142,471 of expenses related to our sales to RCDC. In addition, at March 31, 2016, the Company had a receivable from RCDC of $174,413. Additional detail on the RCDC joint venture is provided in Item 8, Note 13.

RCDC has periodically marketed finished gemstones to shareholders of Scio, Bernard McPheely, Scio’s Chairman of the Board, made a one-time purchase of gemstones for $16,365 under these marketing programs.

The Company recognized $36,850 and $23,044 of product revenue from Renaissance Diamond Inc. (“Renaissance”), our partner in the RCDC joint venture, during the fiscal years ended March 31, 2016 and 2015, respectively. The Company has granted Renaissance restricted stock awards totaling 750,000 shares that only vest based on the attainment of specific performance criteria. During the fiscal year ended March 31, 2016, 200,000 of the restricted shares were cancelled resulting in Renaissance holding 550,000 non-vested restricted shares at March 31, 2016. In addition, the Company has granted Renaissance non-qualified stock options for 333,333 shares of common stock. These options will vest on June 29, 2016 if the RCDC joint venture attains specific performance criteria. The strike price of these options will be set at fifty percent of the market closing price upon vesting. The options will need to be exercised within 60 days of vesting. The Company does not anticipate recognizing any financial impact for these options and expects them to expire unvested.

NOTE 11 — INCOME TAXES

There was no current or deferred tax expense (benefit) for the years ended March 31, 2016 and 2015.

The deferred tax asset (liability) at March 31, 2016 and 2015 consists of the following types of temporary differences and their related tax effects:

	At March 31, 2016	At March 31, 2015
Accrued expenses	$163,671	$194,165
Property and equipment	(236,460)	(185,992)
Impairment of fixed assets	225,529	299,537
Capitalized startup/acquisition costs	423,811	461,636
Federal and state net operating loss carry-forward	6,678,551	5,344,982
Intangible assets	104,206	59,849
	$7,359,308	$6,174,177

Valuation allowance	(7,359,308)	(6,174,177)
Total	$—	$—

The Company recorded a valuation allowance against its net deferred tax asset at March 31, 2016 and March 31, 2015, as the Company believes that it is more likely than not that this asset will not be realized.

	At March 31, 2016		At March 31, 2015
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$(1,231,950)	(34.0)%	$(1,408,162)	(34.0)%
Increase (decrease) resulting from:
State income tax expense	—	0.0%	—	0.0%
Change in valuation allowance	1,067,827	29.5%	1,406,400	34.0%
Incentive stock options	163,576	4.5%	—	0.0%
Other, net	547	0.0%	1,762	0.0%

Total	$—	0.0%	$—	0.0%

The Company had federal and state net operating loss carry-forwards of $17,888,714 and $16,447,935 at March 31, 2016 and 2015 respectively. These carry-forwards start to expire in the year 2031.

NOTE 12 — INVESTMENT IN GRACE RICH JOINT VENTURE

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

The Company has determined the fair value of the license agreement does not exceed the value of the expected returns from the joint venture and accordingly established an initial investment value of $0 for its interests in the joint venture and has not recorded any gains related to its contribution to the joint venture. Grace Rich LTD was in its development stage through March 31, 2016 and did not have any revenues. Expenses incurred by the joint venture were for planning and startup expenses.

As of March 31, 2016, the Company has not guaranteed obligations of the joint venture nor has it committed to provide additional funding. Therefore, the Company’s share of the joint venture’s net loss for the years ended March 31, 2016 or 2015 were not recognized because the initial carrying value of the Company’s ownership interest in the joint venture was zero.

The Company recognized $0 and $375,000 in licensing revenues from Grace Rich during the fiscal years ended March 31, 2016 and 2015, respectively. The Company recognized $110,690 and $10,801 of product revenue from Grace Rich during the fiscal years ended March 31, 2016 and 2015, respectively. The Company incurred $0 and $96,776 of joint venture related expenses during the fiscal years ended March 31, 2016 and 2015, respectively that were reimbursed by the Grace Rich LTD. These reimbursements were offset against the Company’s related operating expense. The Company had no outstanding receivables from or payables due Grace Rich LTD at March 31, 2016.

NOTE 13 — INVESTMENT IN RCDC JOINT VENTURE

On December 18, 2014 the Company entered into an arrangement with Renaissance through the execution of a limited liability company agreement (the “LLC Agreement”) of Renaissance Created Diamond Company, LLC, a Florida limited liability company (“RCDC”), pursuant to which the Company and Renaissance are each 50% members of RCDC.

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

Through March 31, 2016 the operations of RCDC have been focused on the development and processing of diamond material into finished gemstone material and establishing sales and distribution channels for the finished goods. During the fiscal years ended March 31, 2016 and 2015, the Company sold product to RCDC valued at $142,800 and $241,950, respectively. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. For the fiscal year ended March 31, 2016 and 2015, the Company recognized revenue for product sold to RCDC of $183,895 and $26,575, respectively. As of March 31, 2016, the Company has deferred $174,280 of revenue and $142,471 of expenses related to our sales to RCDC. The Company anticipates recognizing this deferred revenue and expense at the earlier date of RCDC selling through its inventory or the Company collects its receivables from RCDC.

The Company utilizes the equity method of accounting for its investment in RCDC. As such, the Company recognized $18,230 and $29,041 as its proportional shares of RCDC’s net income during the fiscal years ended March 31, 2016 and 2015, respectively.

Rollforward of the Company’s ownership interest in the joint venture for the year ended March 31, 2016:

Balance of ownership interest in joint venture at December 18, 2014	$1,000
Aggregate fiscal 2015 equity gain – share of joint venture income	29,041
Balance of ownership interest in joint venture at March 31, 2015	$30,041
Aggregate fiscal 2016 equity gain – share of joint venture income	18,230
Balance of ownership interest in joint venture at March 31, 2016	$48,271

Cumulative recognized income on ownership interest in joint venture at March 31, 2016	$47,271

Selected financial results for RCDC for the fiscal year ended March 31, 2016 are as follows:

Revenues	$540,163
Expenses	503,704
Net Income	$36,459

Total Assets	$503,759

Total Liabilities	$407,217
Total Partners Capital	96,542
Total Liabilities and Partner Capital	$503,759

NOTE 14 — LITIGATION

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of March 31, 2016 there were no material outstanding claims by the Company or against the Company. On May 16, 2014 the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities.  The Company continues to cooperate with this inquiry.

During the fiscal year ended March 31, 2016, the Company revised its estimates of legal liabilities related to litigation settled in 2014 and reversed $192,576 of legal accounts payable.

NOTE 15 – SUBSEQUENT EVENTS

In May 2016, the Company initiated an offering of up to 7,000,000 shares of common stock at a price of $0.22 per share to accredited investors. Through July 8, 2016, the Company has sold 1,179,000 shares and raised $241,223 net of broker commission of $18,157.

On June 27, 2016, James Korn resigned from the Company’s Board of Directors. The Board has appointed a Special Investigation Committee comprised of independent directors to investigate and determine an appropriate response for the allegations set forth in the resignation letter of James Korn. Following a review of relevant documents and interviews of key parties involved, the Special Investigation Committee has concluded there is no basis for any of the allegations described in the resignation letter of James Korn.

END NOTES TO FINANCIALS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016.

When management conducted this assessment at March 31, 2015, management identified a significant deficiency in our internal control over financial reporting which is common in small companies. This deficiency identified was that we had limited segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. During the fiscal year ended March 31, 2016, the Company worked with its outsourced accounting vendor to provide enhanced separation of duties amongst personnel participating in our accounting function such that Management believes we have successfully remediated this deficiency.

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

Changes in Internal Controls

Other than described above, there were no significant changes in our internal controls over financial reporting that occurred during our fiscal year ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of July 8, 2016.

Name	Age	Position with the Company	Since
Directors
Bernard McPheely	64	Chairman	June 23, 2014
Bruce Likly	53	Vice-Chairman	June 23, 2014
Karl Leaverton	60	Director	June 23, 2014
Gerald McGuire	55	CEO, President & Director	July 11, 2014
Lewis Smoak	72	Director	June 23, 2014
Ben Wolkowitz	71	Director	June 23, 2014

Non-Director Executive Officers
Jonathan Pfohl	49	Chief Financial Officer	March 4, 2013

Our bylaws provide that each director is to be elected at our annual meeting by the stockholders and serve until his or her successor is elected and qualified at the next annual meeting, unless he or she resigns or is removed earlier. All directors were elected at our annual meeting on December 2, 2015. Directors serve until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

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

LEWIS SMOAK. Lewis Smoak is a non-executive director of the Company.  Mr. Smoak is a founding partner of Ogletree, Deakins, Nash, Smoak & Stewart, which he helped establish in 1977. He has served on the law firm’s Board and Compensation and Pension Committees for more than 45 years during which time the firm grew from 16 to more than 700 attorneys and two offices to 46.    He has extensive experience in the development and implementation of positive labor relations programs for clients in all regions of the country, including compliance with employment, labor, safety, and environmental laws.  He is among the one percent of U.S. lawyers listed in The Best Lawyers in America, and has also been selected by his peers for inclusion in the ABA’s College of Labor and Employment Lawyers, and Chambers USA Leading Lawyers in America. Mr. Smoak is the author of three comprehensive nationwide labor relations studies in the construction industry.  He has served on the Greenville (president) and South Carolina State Chambers of Commerce Board of Directors.  He served from 2002 through 2014 as a member of South Carolina BIPEC’s Board and on its Executive Committee since 2004.  He served as Chairman of the Board of Supermarket Radio Network and negotiated its sale to Pop Radio and Heritage Media. He served as chairman of the board of Zumur, LLC, a start-up internet search engine for consumer products as well as chairman of Consumer Transparancey, LLC.  He focuses community efforts on early childhood education issues, including service on United Way’s Success by Six Board, and chairing both Greenville County (2001-2003) and the State of South Carolina’s First Steps for School Readiness Board of Trustees (2003-2014).  For his work in early childhood education, he was recognized and received the 2006 Ellis Island Medal of Honor and the State of South Carolina’s highest honor, the Order of the Palmetto.  Mr. Smoak’s legal expertise as a practicing attorney qualifies him to serve as a director.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The rules of the SEC require our directors, executive officers and holders of more than 10 percent of our common stock to file reports of stock ownership and changes in ownership with the SEC. Based on the Section 16 reports filed by our directors, executive officers and greater than 10 percent beneficial owners, and written representations of our directors and executive officers, we believe there were no late or inaccurate filings for transactions occurring during the fiscal year ended March 31, 2016 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Missed Reports	Number of Missed Transactions
James Korn	0	0	0	0
Karl Leaverton	0	0	0	0
Bruce Likly	0	0	0	0
Gerald McGuire	0	0	0	0
Bernard McPheely	1	2	0	0
Jonathan Pfohl	0	0	0	0
Lewis Smoak	0	0	0	0
Ben Wolkowitz	0	0	0	0

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

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee are Ben Wolkowitz and Bruce Likly. Mr. Wolkowitz serves as chair of the committee. The Company believes Mr. Wolkowitz qualifies as an audit committee financial expert (as defined in Item 407 of Regulation S-K).

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the compensation awarded to, earned by or paid to each individual who served as our chief executive officer during the fiscal year ended March 31, 2016. We had no executive officers serving as of March 31, 2016 other than our Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus	Option Awards	All Other Compensation		Total

Gerald McGuire (1)	2016	$200,000	$—	$—	$123,659	(3)	$323,659
Chief Executive Officer	2015	130,769	—	—	56,540	(4)	187,309

Michael McMahon(2)	2016	$—	$—	$—	$—		$—
Former Chief Executive Officer	2015	60,577	—	—	319,308	(5)	379,885

Jonathan Pfohl	2016	$200,000	$—	$—	$36,000	(6)	$236,000
Chief Financial Officer	2015	200,000	—	—	36,000	(6)	236,000

(1)	Mr. McGuire was appointed President and Chief Executive Officer on July 11, 2015.
(2)	Mr. McMahon was terminated by the then Board of Directors without cause on June 12, 2014. The Company executed a severance agreement with Mr. McMahon on September 25, 2014.
(3)	Mr. McGuire was paid $17,495 in temporary living expenses and $18,665 in relocation expenses. The Company owes Mr. McGuire an additional $87,499 in relocation expenses that are included in our current liabilities at March 31, 2016.
(4)	Mr. McGuire was paid $20,000 for consulting services to the Company prior to his hiring on July 11, 2014. He was also provided $36,540 in temporary living expenses.
(5)	Includes cash and stock based compensation Mr. McMahon received under the severance agreement between the Company and Mr. McMahon dated September 25, 2014.
(6)	Includes $36,000 paid for temporary living expenses paid to Mr. Pfohl.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers at March 31, 2016. At March 31, 2016, there were no outstanding equity awards to any either of our named executive officers.

Outstanding Equity Awards at 2016 Fiscal Year-End

Option awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gerald McGuire	—	—	$—	—

Jonathan M. Pfohl	—	—	$—	—

Director Compensation

The following table shows the compensation paid to individuals who served on our Board of Directors, none of whom are named executive officers, during the fiscal year ended March 31, 2016.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
James Korn (3)	—	—	—	—
Karl Leaverton	—	—	—	—
Bruce Likly	—	—	—	—
Bernard M. McPheely	—	—	—	—
Lewis Smoak	—	—	—	—
Ben Wolkowitz	—	—	—	—

(1)	Includes board meeting and executive committee fees.
(2)	There were no option awards outstanding to any of directors at March 31, 2016.
(3)	James Korn resigned from the Board of Director’s on June 27, 2016.

Our directors did not receive any compensation for serving on the board during the fiscal year ended March 31, 2016.

Compensation Committee

The Company established a Compensation Committee during the fiscal year to provide oversight and direction with respect to compensation of management. The members of the Compensation Committee are Lewis Smoak, Karl Leaverton and James Korn. Mr. Smoak serves as the Chair of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2016, the following individuals served on our Board of Directors:  Bruce Likly, James Korn, Karl Leaverton, Gerald McGuire, Bernard M. McPheely, Lewis Smoak, and Ben Wolkowitz. James Korn resigned from the Board of Director’s on June 27, 2016.

Mr. McPheely joined the Board on June 23, 2014 and previously served on the Board from August 13, 2012 until he resigned on May 13, 2013. In addition to serving on the Board of Directors, Mr. McGuire serves as the President and Chief Executive officer of the Company. No other director who served on our Board during the fiscal year ended March 31, 2016 is a former or current officer of the Company, or has other interlocking relationships, as defined by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2016, the beneficial ownership of the outstanding common stock by: (i) the persons or groups known to us to be the beneficial owners of more than five (5%) percent of the shares of our outstanding common stock; (ii) each of our named executive officers and current directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percentage of Beneficial Ownership
Directors and Named Executive Officers

James Korn (5)
411 University Ridge, Suite D, Greenville, SC 29601	—		—%

Karl Leaverton
411 University Ridge, Suite D, Greenville, SC 29601	333,333		0.5%

Bruce Likly
411 University Ridge, Suite D, Greenville, SC 29601	800,500		1.3%

Gerald McGuire
411 University Ridge, Suite D, Greenville, SC 29601	800,000	(3)	1.3%

Bernard McPheely
411 University Ridge, Suite D, Greenville, SC 29601	832,935	(4)	1.3%

Jonathan Pfohl 411 University Ridge, Suite D, Greenville, SC 29601	535,000	(3)	0.8%

Lewis Smoak
411 University Ridge, Suite D, Greenville, SC 29601	1,026,666		1.6%

Ben Wolkowitz 411 University Ridge, Suite D, Greenville, SC 29601	158,333		0.2%

All directors and named executive officers as a group (8 persons)	4,486,767		7.0%

Other 5% Stockholders
None

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan and shares held by the named person’s spouse.
(2)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which that person has the right to acquire within 60 days following March 31, 2016. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following March 31, 2016, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Shares consist of restricted stock issued under 2012 Share Incentive Plan. Shares have full voting rights but will not vest until 7/1/2018.
(4)	Mr. McPheely owns 817,935 common shares issued through the Bernard M. McPheely Revocable Trust u/a DTD May 25, 2011. His spouse directly holds 15,000 shares.
(5)	Mr. Korn resigned from the Board of Directors on June 27, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the sole equity compensation plan under which shares of the Company’s common stock may be issued as of March 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
2012 Share Incentive Plan	694,375	$0.87	2,076,167	(1)

Total	694,375	$0.87	2,076,167

(1)	The 2012 Share Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted or unrestricted stock awards, phantom stock, performance awards and other types of stock-based awards, in addition to the granting of options or stock appreciation rights.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There were no related party transactions with any director during the fiscal year ended March 31, 2016.

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

The following table shows the expenses that we incurred for services performed in fiscal years ended March 31, 2016 and 2015:

	Fiscal Year Ended March 31,
	2016	2015
Audit Fees	$96,165	$112,204
Audit-Related Fees	—	—
Tax Fees	9,000	8,575
All Other Fees	—	—
Total	$105,165	$120,779

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2016 and 2015 fiscal years for the audit of the Company’s annual financial statements, quarterly reports on Form 10-Q, and SEC registration statement.

Audit Related Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2016 and 2015 fiscal years for audit related services.

Tax Fees

This category includes aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2016 and 2015 fiscal years for preparation of tax returns and related advisory services.

All Other Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2016 and 2015 fiscal years for employee compensation related advisory services and other advisory services.

Oversight of Accountants; Approval of Accounting Fees

The Company’s Audit Committee approved the accounting services and fees reflected in the table for the fiscal year ended March 31, 2016 and 2015. None of the services were performed by individuals who were not employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The following financial statements are located in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of March 31, 2016 and 2015
Statements of Operations for the years ended March 31, 2016 and 2015
Statements of Cash Flow for the years ended March 31, 2016 and 2015
Statements of Shareholders’ Equity for the years ended March 31, 2016 and 2015
Notes to the Financial Statements

	(3)	Exhibits

The following exhibits are filed with this Report on Form 10-K as required by Item 601 of Regulation S-K:

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form S-1/A filed with the SEC on May 13, 2010).

	3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Form 8-K filed with the SEC on August 11, 2011).

	3.3	Amended and Restated bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC Commission on June 26, 2014).

	3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on November 4, 2014).

	4.1	Loan Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on September 20, 2013).

	4.2	Security Agreement dated as of June 21, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on September 20, 2013).

	4.3	Promissory Note dated as of June 21, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on September 20, 2013).

	4.4	First Amendment to Loan Agreement dated October 11, 2013 between Scio Diamond Technology Corporation and Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on October 18, 2013).

	4.5	Promissory Note dated October 11, 2013 made by Scio Diamond Technology Corporation in favor of Platinum Capital Partners, LP (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on October 18, 2013).

	4.6	Second Amendment to Loan Agreement, dated as of October 16, 2014, by and between the Company and Platinum Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 22, 2014).

	4.7	Loan Agreement dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 22, 2014).

	4.8	Security Agreement dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 22, 2014).

	10.1	Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on August 15, 2011).

	10.2	Schedule 1.1(a) “Acquired Assets” of the Asset Purchase Agreement by and among Krossbow Holding Corporation and Scio Diamond Technology Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on August 15, 2011).

10.3	Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A for the fiscal quarter ended September 30, 2011 filed with the SEC on August 16, 2012).

10.4	Asset Purchase Agreement by and among Scio Diamond Technology Corporation and Apollo Diamond Gemstone Corporation (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.5	Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.5A	Change in Control Agreement by and between Scio Diamond Technology Corporation and Joseph D. Lancia (incorporated by reference to the Exhibit 10.4 to Form 8-K filed with the SEC on August 8, 2012). (1)

10.5B	Agreement of Separation, Waiver, and Release of Joseph D. Lancia (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.5C	First Amendment to Agreement of Separation, Waiver, and Release of Joseph D. Lancia executed December 4, 2012. (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 13, 2015). (1)

10.6	Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6A	Change in Control Agreement by and between Scio Diamond Technology Corporation and Charles G. Nichols (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.6B	Agreement of Separation, Waiver, and Mutual Release of Charles G. Nichols (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.7	Amended and Restated Employment Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.7A	Employment Letter with Michael McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 4, 2012). (1)

10.7B	Change in Control Agreement by and between Scio Diamond Technology Corporation and Michael W. McMahon (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.7C	Severance Agreement and General Release, effective September 25, 2014, between the Company and Michael W. McMahon (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 1, 2014).(1)

10.8	Subscription Agreement dated May 4, 2012 (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.9	Form of Warrant by and between Scio Diamond Technology Corporation and certain Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 10, 2012).

10.10	Scio Diamond Technology Corp. 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 4, 2012). (1)

10.10A	Scio Diamond Technology Corp. Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.10A to the Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on June 29, 2015). (1)

10.10B	Form of Qualified Stock Option Grant Agreement by and between Scio Diamond Technology Corporation and certain Executive Officers (incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the SEC on August 8, 2012). (1)

10.10C	Form of Stock Option Grant Agreement (Non-Qualified Stock Option) for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed with the SEC on February 14, 2013). (1)

10.10D	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.10D to the Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on June 29, 2015). (1)

10.11	Lease with Innovation Center (incorporated by reference to Exhibit 10.01 to the Form 10-Q for the fiscal quarter year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.11A	Supplemental Notice to Lease dated October 14, 2011, by and between Scio Diamond Technology Corporation and Innovation Center, LLC (incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on August 16, 2012).

10.12	Employment Letter Agreement of Stephen D. Kelley (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 7, 2012). (1)

10.13	Employment Letter Agreement dated March 4, 2013 between Scio Diamond Technology Corporation and Jonathan Pfohl (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 7, 2013). (1)

10.13B	Employment Agreement dated March 31, 2016 between Scio Diamond Technology Corporation and Jonathan Pfohl (incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on April 6, 2015).(1)

10.14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the SEC on August 8, 2012).

10.14A	Code of Conduct (incorporated by reference to Exhibit 10.14A to the Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on June 29, 2015).

10.14B	Corporate Governance Guidelines (incorporated by reference to Exhibit 10.14B to the Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on June 29, 2015).

10.15	Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous (incorporated by reference to Exhibit 10.15 to the Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 27, 2013). (1)

10.16	Warrant dated March 25, 2013 by and between Scio Diamond Technology Corporation and Filip De Weerdt (incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 27, 2013).

10.17	Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Theodorus Strous (incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 27, 2013). (1)

10.18	Consulting Agreement dated March 6, 2013 by and between Scio Diamond Technology Corporation and Michael R. Monahan (incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 27, 2013). (1)

10.19	Joint Venture Agreement, by and between Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings, dated September 16, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 14, 2013).

10.20	Shareholders Agreement, by and between Scio Diamond Technology Corporation, SAAMABA, LLC and S21 Research Holdings, dated September 16, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 14, 2013).

10.21	License Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on November 14, 2013).

10.22	Development Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed with the SEC on November 14, 2013).

10.23	Consulting Services Agreement, by and between Scio Diamond Technology Corporation and Grace Rich Limited, dated September 16, 2013 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the SEC on November 14, 2013).

10.24	Rights Agreement, dated as of April 15, 2014, between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. which includes the Form of Rights Certificate as Exhibit A and Summary of Rights to purchase Common Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on April 16, 2014).

10.25	Amendment No. 1, dated June 22, 2014 to Rights Agreement, dated as of April 15, 2014, by and between Scio Diamond Technology Corporation and Empire Stock Transfer Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2014).

10.26	Settlement Agreement, dated as of June 23, 2014, by and among the Company, the Adams Group and the Save Scio Group (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on June 26, 2014).

10.27	Agreement for the Sale and Lease of Growers dated as of December 16, 2014, between the Company and Heritage Gemstone Investors, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 22, 2014).

10.28	Renaissance Created Diamond Company, LLC Limited Liability Company Agreement, dated as of December 18, 2014, between the Company and Renaissance Diamond Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 23, 2014).

10.29	Employment Agreement dated March 31, 2016 between Scio Diamond Technology Corporation and Gerald McGuire (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on April 6, 2015).(1)

23	Consent of Cherry Bekaert LLP.*

24	Power of Attorney (contained herein as part of the signature pages).*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets as of March 31, 2016 and 2015; (ii) Statements of Operations for the years ended March 31, 2016 and 2015; (iii) Statements of Shareholders’ Equity for the years ended March 31, 2016 and 2015; (iv) Statements of Cash Flow for the years ended March 31, 2016 and 2015; and (v) Notes to the Financial Statements*.

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2016	SCIO DIAMOND TECHNOLOGY CORPORATION
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

Date: July 14, 2016	/s/ GERALD McGUIRE
Gerald McGUIRE
Chief Executive Officer
(Principal Executive Officer)

Date: July 14, 2016	/s/ JONATHAN PFOHL
Jonathan Pfohl
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: July 14, 2016	/s/ BERNARD McPHEELY
Bernard McPheely Chairman and Director
Date: July 14, 2016	/s/ BRUCE LIKLY
Bruce Likly Vice-Chairman and Director

Date: July 14, 2016	/s/ KARL LEAVERTON
Karl Leaverton
Director

Date: July 14, 2016	/s/ LEWIS SMOAK
Lewis Smoak
Director

Date: July 14, 2016	/s/ BEN WOLKOWITZ
Ben Wolkowitz
Director

EXHIBIT INDEX

23	Consent of Cherry Bekaert LLP.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.