Form 10-Q
period 2016-06-30
Scio Diamond Technology Corp
filed 2016-08-15
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock, $0.001 par value, outstanding as of August 9, 2016 was 65,098,291.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2016 filed on July 14, 2016.

You are cautioned not to place undue reliance on forward-looking statements. You are also urged to review and consider carefully the various disclosures made in the Company’s other filings with the Securities and Exchange Commission (“SEC”), including amendments to those filings, if any Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

As of June 30, 2016 and March 31, 2016

	June 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,898	$192,880
Accounts receivable	178,651	175,448
Deferred contract costs	142,471	142,471
Inventory, net	160,171	189,527
Prepaid expenses	34,893	52,150
Prepaid rent	13,475	19,238

Total current assets	597,559	771,714

Property, plant and equipment
Facility	886,630	886,630
Manufacturing equipment	3,308,299	3,294,425
Other equipment	73,543	73,543
Construction in progress	11,107	24,981
Total property, plant and equipment	4,279,579	4,279,579
Less accumulated depreciation	(2,243,603)	(2,085,508)
Net property, plant and equipment	2,035,976	2,194,071

Intangible assets, net	6,984,074	7,225,446
Investment in joint venture – RCDC	27,902	48,271

TOTAL ASSETS	$9,645,511	$10,239,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$577,633	$438,466
Customer deposits	4,784	46,096
Deferred revenue	174,280	174,280
Accrued expenses	529,916	353,921
Current portion of notes payable	98,999	98,999
Current portion of capital lease obligation	122,495	122,495

Total current liabilities	1,508,107	1,234,257

Notes payable, non-current	2,201,001	2,201,001
Capital lease obligation, non-current	71,994	71,994
Other liabilities	88,569	88,569

TOTAL LIABILITIES	3,869,671	3,595,821

Common stock $0.001 par value, 75,000,000 shares authorized; 65,098,291 and 63,919,291 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	65,098	63,919
Additional paid-in capital	29,337,200	28,942,060
Accumulated deficit	(23,626,458)	(22,362,298)

Total shareholders’ equity	5,775,840	6,643,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,645,511	$10,239,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Revenue
Revenue, net	$185,061	$172,175

Cost of goods sold
Cost of goods sold	547,149	415,367

Gross margin (deficit)	(362,088)	(243,192)

General and administrative expenses
Salaries and benefits	312,589	202,302
Professional fees	141,088	51,943
Rent and facilities expense	41,784	39,013
Marketing costs	3,071	28,183
Corporate general and administrative	75,595	85,547
Depreciation and amortization	245,460	198,405

Total general and administrative expenses	819,587	605,393

Loss from operations	(1,181,675)	(848,585)

Other expense
Income (loss) from joint venture – RCDC	(20,369)	16,339
Interest expense	(62,116)	(44,849)

Net loss	$(1,264,160)	$(877,095)

Loss per share
Basic:
Weighted average number of shares outstanding	62,446,500	56,534,466
Loss per share	$(0.02)	$(0.02)
Fully diluted:
Weighted average number of shares outstanding	62,446,500	56,534,466
Loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(1,264,160)	$(877,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401,417	339,072
Employee stock based compensation	168,543	64,501
Loss/(income) from joint venture – RCDC	20,369	(16,339)
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and deferred revenue	(3,203)	28,421
Decrease in prepaid expenses and rent	21,070	8,501
Decrease/(increase) in inventory and deferred contract costs	29,356	(20,263)
Increase in accounts payable	139,167	44,447
Decrease in customer deposits	(41,312)	(2,796)
Increase/(decrease) in accrued expenses	175,995	(137,314)
Decrease in other liabilities	—	(7,381)

Net cash used in operating activities	(352,758)	(576,246)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(19,916)

Net cash used in investing activities	—	(19,916)

Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	227,776	—
Proceeds from exercise of stock options	—	5,738

Net cash provided by financing activities	227,776	5,738

Change in cash and cash equivalents	(124,982)	(590,424)
Cash and cash equivalents, beginning of period	192,880	767,214

Cash and cash equivalents, end of period	$67,898	$176,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2016 and 2015 (Unaudited)
(Continued)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015

Supplemental cash flow disclosures:
Cash paid for:
Interest	$—	$23,764
Income taxes	$—	$—

Non-cash investing and financing activities:
Purchase of property, plant and equipment in accounts payable	$—	$(146,816)
Purchase of property, plant and equipment in accrued expenses	$—	$(92,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period April 1, 2016 through June 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2016	63,919,291	$63,919	$28,942,060	$(22,362,298)	$6,643,681

Common stock issued for cash @ $0.22 per share, net of brokerage fees of $31,604	1,179,000	1,179	226,597	—	227,776
Stock-based incentive compensation	—	—	168,543	—	168,543
Net loss for the quarter ended June 30, 2016	—	—	—	(1,264,160)	(1,264,160)
Balance, June 30, 2016	65,098,291	$65,098	$29,337,200	$(23,626,458)	$5,775,840

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

Going Concern

The Company has generated little revenue to date and consequently its operations are subject to all risks inherent in the establishment and commercial launch of a new business enterprise. The Company continues to develop its diamond technology while operating its factory to maximize revenue. The Company experienced a process water leak in our facility in mid-December 2015 causing damage to our diamond growers and a temporary interruption in production. The shutdown had a significant negative impact on revenue and delayed attainment of the Company’s near-term business objectives. While the Company’s insurance carrier provided it with $350,000 during the fiscal year ended March 31, 2016, to cover the cost of the business interruption, the Company anticipates there may be on-going negative impact on its business as it has returned to full production capacity.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2016 and March 31, 2016 and the results of operations and cash flows for the three month interim periods ended June 30, 2016 and 2015. The interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2016.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	June 30, 2016	June 30, 2015
Common stock options	694,375	1,035,208
Warrants to purchase common stock	1,039,825	3,028,045
Non-vested restricted stock	1,885,000	985,000

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company has determined that an allowance was not necessary at June 30, 2016 or March 31, 2016.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon net realizable value, slow moving, obsolete items and management’s assessment of current market conditions. Inventory costs include material, labor, and manufacturing overhead including depreciation and are determined by the “first-in, first-out” (FIFO) method. The components of inventories are as follows:

	June 30, 2016	March 31, 2016
Raw materials and supplies	$19,053	$24,179
Work in process	30,075	19,514
Finished goods	141,527	174,809
Inventory reserve	(30,484)	(28,975)
	$160,171	$189,527

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The Company incurred total depreciation expense of $158,095 and $143,412 for the three months ended June 30, 2016 and 2015, respectively.

Intangible Assets

The Company’s intangible assets consist of its patent portfolio related to its diamond growing technology. These patents are considered definite-life intangible assets and management reviews them for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has allocated values to the individual patents and is amortizing this value over the remaining statutory lives of the individual patents ranging from 6.75 to 19.46 years.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we have shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. The Company has an allowance for returns of $4,681 at June 30, 2016. This allowance has reduced reported revenues and is considered an accrued expense in the balance sheet. The allowance was $8,681 at March 31, 2016.

For product sales to our joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped. We currently recognize revenue at the earlier of when the joint venture partner sells the finished goods manufactured from our materials or we are paid for our goods.

Concentration of Credit Risk

During the three months ended June 30, 2016, the Company had fifteen different customers and three customers that each accounted for more than 10% of our total revenues. At June 30, 2016, the Company had a receivable from Renaissance Created Diamond Company, LLC, a Florida limited liability company (“RCDC”) of $174,413. The Company expects concentration of sales to key customers to continue in the future.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition Contract-Type and Production-Type Contracts". On July 9, 2015, the FASB voted to defer the effective date of the pronouncement by one year. ASU 2014-9, as amended, is effective for annual periods, and interim periods within those years, beginning after December 31, 2017. An entity is required to apply the amendments using one of the following two methods: i) retrospectively to each prior period presented with three possible expedients: a) for completed contracts that begin and end in the same reporting period no restatement is required, b) for completed contract with variable consideration an entity may use the transaction price at completion rather than restating estimated variable consideration amounts in comparable reporting periods and c) for comparable reporting periods before date of initial application reduced disclosure requirements related to transaction price; ii) retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09, as amended, in the first quarter of fiscal 2019, and we are currently assessing the impact of this pronouncement on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The ASU is effective for the year ended March 31, 2017, with early adoption permitted. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s financial statements or disclosures.

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

NOTE 2 — BUSINESS INTERUPTION

The Company experienced a water leak in our production facility in mid-December 2015 that caused damage to our diamond growers and temporarily halted production. Product that was growing at the time of the shutdown terminated early and was not marketable. This business interruption affected the Company’s operation through April 2016. The Company has received payments from our insurance carrier for coverage of this business interruption and property losses during the fiscal year ended March 31, 2016. The Company continues to work with our insurance carrier for reimbursement to offset the financial impact of this business interruption.

NOTE 3 — INTANGIBLE ASSETS

The Company’s intangible assets consist of its patent portfolio. The assigned values of all patens are being amortized on a straight-line basis over the remaining effective lives of the patents. The following set forth the intangible assets at June 30, 2016 and March 31, 2016:

		June 30,	March 31,
	Life	2016	2016
Patents, gross	6.75 – 19.46	$9,967,433	$9,967,433
Accumulated amortization		(2,983,359)	(2,741,987)
Net intangible assets		$6,984,074	$7,225,446

Total amortization expense for the quarter ending June 30, 2016 and 2015 was $241,372 and $193,710, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Nine months ending March 31, 2017	$724,118
March 31, 2018	965,490
March 31, 2019	965,490
March 31, 2020	785,809
March 31, 2021	740,592
Thereafter	2,802,575
Total	$6,984,074

NOTE 4 — NOTES PAYABLE

On December 16, 2014 the Company entered into a Loan Agreement (the “HGI Loan Agreement”) and a Security Agreement (the “HGI Security Agreement”) with Heritage Gemstone Investors, LLC (“HGI”) providing for a $2,000,000 secured non-revolving line of credit (the “HGI Loan”). The HGI Loan, which is represented by a Promissory Note dated as of December 15, 2014 (the “HGI Note”), matures on December 15, 2017. Borrowings accrue interest at the rate of 7.25% per annum. On December 18, 2014, $2,000,000 was drawn on the HGI Loan. The Company utilized funds drawn on the HGI Loan to repay its existing indebtedness and to continue to fund its ongoing operations. The HGI Loan Agreement contains a number of restrictions on the Company’s business, including restrictions on its ability to merge, sell assets, create or incur liens on assets, make distributions to its stockholders and sell, purchase or lease real or personal property or other assets or equipment. The HGI Loan Agreement contains standard provisions relating to a default and acceleration of the Company’s payment obligations thereunder upon the occurrence of an event of default, which includes, among other things, the failure to pay principal, interest, fees or other amounts payable under the agreement when due; failure to comply with specified agreements, covenants or obligations; cross-default with other indebtedness; the making of any material false representation or warranty; commencement of bankruptcy or other insolvency proceedings by or against the Company; and failure by the Company to maintain a book net worth of at least $4,000,000 at all times. The Company’s obligations under the HGI Loan Agreement are not guaranteed by any other party. The Company may prepay borrowings without premium or penalty upon notice to HGI as provided in the HGI Loan Agreement. The HGI Loan Agreement requires the Company to enter into the HGI Security Agreement. Under the HGI Security Agreement, the Company grants HGI a first priority security interest in the Company’s inventory, equipment, accounts and other rights to payments and intangibles as security for the HGI Loan.

During the three months ended June 30, 2016, the Company paid $0 in principal on the HGI Loan and recognized $37,056 in interest expense. The Company recognized $44,849 in interest expense during the three months ended June 30, 2015. The outstanding balance on the HGI Loan was $2,000,000 at June 30, 2016, and is considered a non-current note payable.

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

During the fiscal year ended March 31, 2016, HGI advanced the Company $300,000 that funded improvements to our current growers that expanded manufacturing capacity in our production facility and the Company considers this advance as notes payable (“Expansion Note”). The Company completed the grower expansion and the assets were placed in service during the second quarter of fiscal 2016.

Payments to HGI for the Expansion Note are contingent on the direct profit margin generated by the upgraded equipment and are expected to continue through August 2018. The Company has estimated our expected payments to HGI for the direct profit sharing related to the Expansion Note and determined that the current portion of this note payable is $98,999 at June 30, 2016, which is considered a current liability. The remaining $201,001 on the Expansion Note is considered a non-current note payable at June 30, 2016. During the three months ended June 30, 2016, the Company paid $0 in principal on the Expansion Note and recognized $15,036 in interest expense.

NOTE 5 – CAPITAL LEASES

As discussed in Note 4, the Company entered in the Grower Sale-Lease Agreement with HGI on December 16, 2014. HGI has advanced the Company $200,000 for the purchase of new grower equipment under the Sale-Leaseback Agreement. The sale and leaseback transaction occurred during the fiscal year ended March 31, 2016, and the Company put the assets into service during the second quarter of fiscal 2016. The Company considers this advance from HGI as a capital lease obligation.

Payments to HGI under the capital lease are contingent on the direct profit margin generated by the equipment as defined in the Grower Sale-Lease Agreement and will continue until the lease obligation is satisfied at which time the Company will expense the sharing obligation until the ten year term of the agreement expires. The Company has estimated our expected payments to HGI for the direct profit margin sharing related to the equipment under capital lease and determined that the current portion of this capital lease obligation is $122,495 at March 31, 2016 and June 30, 2016, which is considered a current liability. During the three months ended June 30, 2016, the Company paid $0 in capital lease obligation and incurred $10,024 in interest expense.

NOTE 6 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

During the three months ended June 30, 2016, the Company initiated an offering of up to 7,000,000 shares of common stock at a price of $0.22 per share to accredited investors. The Company has sold 1,179,000 shares and raised $227,776 net of cash commissions and fees of $31,604. In addition, as part of the broker fee for this offering, the Company issued 82,530 warrants at an exercise price of $0.22. The Company valued these warrants using the Black-Scholes option pricing model and management has estimated these warrants had a value of $0.13 per warrant on the date of the grant. The total value of the warrants issued was $10,729. The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 1.08%; Expected life in years, 5.0; and Expected volatility, 129.0%.

The Company had 65,098,291 shares of common stock issued and outstanding as of June 30, 2016. This total includes 1,885,000 shares of non-vested restricted stock.

The following sets forth the warrants to purchase shares of the Company’s stock issued and outstanding as of June 30, 2016:

	Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Warrants Outstanding April 1, 2016	957,295	$0.71	1.38
Issued	82,530	0.22	4.98
Exercised	—	—	—
Expired	—	—	—
Warrants Outstanding June 30, 2016	1,039,825	$0.67	1.43

During our fiscal year ending March 31, 2017, 275,000 warrants with an exercise price of $0.15 will expire if not exercised.

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

The following sets forth the restricted stock outstanding as of June 30, 2016:

Restricted Stock	Shares
Restricted stock outstanding March 31, 2016	1,885,000
Granted	—
Vested	—
Expired/cancelled	—
Restricted stock outstanding June 30, 2016	1,885,000

The following sets forth the employee options to purchase shares of the Company’s stock issued and outstanding as of June 30, 2016:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Employee options outstanding March 31, 2016	694,375	$0.87	7.13
Granted	—	—	—
Exercised	—	—	—
Expired/cancelled	—	—	—
Employee options outstanding June 30, 2016	694,375	$0.87	6.88
Exercisable at June 30, 2016	190,333	$0.99	8.31

A summary of the status of non-vested employee options as of June 30, 2016 and changes during the three months ended June 30, 2016 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2016	682,375	0.81
Granted	—	—
Vested	(178,333)	0.98
Expired/cancelled: non-vested	—	—
Non-vested at June 30, 2016	504,042	$0.75

The following table summarizes information about employee stock options outstanding by price range as of June 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.03	535,000	8.86	$1.03	178,333	$1.03
$0.33	159,375	0.24	0.33	12,000	0.33
	694,375	6.88	$0.87	190,333	$0.99

At June 30, 2016, unrecognized compensation cost related to non-vested employee awards was $385,744. Of this unrecognized compensation cost, $30,949 is only expected to be recognized if certain performance criteria are attained over a weighted average period of 0.24 years.

During the fiscal year ended March 31, 2016, the Company granted Renaissance Diamond Inc. (“Renaissance”), our partner in the RCDC joint venture (See Note 10), non-qualified stock options for 333,333 shares of common stock. These options expired unvested during the three months ended June 30, 2016 and the Company did not recognize any expense related to these options.

NOTE 8 — RELATED PARTIES

During the three months ended June 30, 2016 and 2015, the Company sold product to RCDC valued at $0 and $156,800, respectively. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. For the three months ended June 30, 2016 and 2015, the Company recognized revenue for product sold to RCDC of $0 and $123,250, respectively. As of June 30, 2016, the Company has deferred $174,280 of revenue and $142,471 of expenses related to our sales to RCDC. In addition, at June 30, 2016, the Company had a receivable from RCDC of $174,413. Additional detail on the RCDC joint venture is provided in Note 10.

Renaissance holds 550,000 non-vested restricted shares that only vest based on the attainment of specific performance criteria. The Company has not recognized any expense for these restricted shares and will only recognize expense if vesting of the restricted stock becomes likely.

NOTE 9 – LITIGATION

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of June 30, 2016 there were no material outstanding claims by the Company or against the Company.

On May 16, 2014, the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities. The Company continues to cooperate with this inquiry.

NOTE 10 — INVESTMENT IN RCDC JOINT VENTURE

On December 18, 2014 the Company entered into an arrangement with Renaissance through the execution of a limited liability company agreement (the “LLC Agreement”) to form RCDC, pursuant to which the Company and Renaissance are each 50% members of RCDC.

The LLC Agreement provides that RCDC is a manager-managed limited liability company, and each of the Company and Renaissance will appoint one manager, with both such managers appointing a third manager. The managers will manage the day-to-day operations of RCDC, subject to certain customary limitations on managerial actions that require the consent of the Company and Renaissance, including but not limited to making or guaranteeing loans, distributing cash or other property to the members of RCDC, entering into affiliate transactions, amending or modifying limited liability company organizational documents, and entering into major corporate events, such as a merger, acquisition or asset sale. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds. Pursuant to the LLC Agreement, the arrangement will last three years, unless terminated earlier, with the option to automatically renew for additional two-year periods. The Company made an initial $1,000 investment in RCDC and was granted a 50% equity stake. RCDC has the right of first refusal to purchase diamond gemstones from the Company, including rough diamond preforms or processed stones. RCDC purchases rough diamond material produced by the Company. RCDC then processes and finishes the rough gemstones into retail-grade gemstones. RCDC then markets the finished stones to various retailers and other gemstone market participants. Profits and losses generated by RCDC’s operations are distributed between the Company and Renaissance according to the terms of the LLC Agreement.

The Company utilizes the equity method of accounting for its investment in RCDC. As such, the Company recognized $(20,369) and $16,339 as its proportional shares of RCDC’s net loss and income during the three months ended June 30, 2016 and 2015, respectively, as other income (loss).

Rollforward of the Company’s ownership interest in the joint venture for the three months ended June 30, 2016:

Balance of ownership interest in joint venture at March 31,2016	$48,271
Aggregate fiscal 2017 equity loss – share of joint venture income	(20,369)
Balance of ownership interest in joint venture at June 30, 2016	$27,902
Cumulative recognized income on ownership interest in joint venture at June 30, 2016	$26,902

Selected financial results for RCDC for the three months ended June 30, 2016 are as follows:

Revenues	$7,111
Expenses	47,849
Net loss	$(40,738)

Total assets	$513,766

Total liabilities	$457,962
Total partner capital	55,804
Total liabilities and partner capital	$513,766

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company experienced a production shutdown in December 2015 that has limited recent production and revenue (4) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (5) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (6) the Company’s business could be impaired if it fails to comply with applicable regulations, (7) the Company has had significant turnover in management and may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (8) the market for lab-grown diamond may not develop as anticipated, (9) competition may adversely affect our business, (10) the Company may expend a substantial amount of time and resources in connection with the SEC subpoena received in 2014, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business, (11) the Company needs to raise additional capital and may only issues common shares up to the shares authorized under its articles of incorporation without shareholder approval, and (12) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the SEC, including, without limitations described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2016.

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

On December 18, 2014 entered into an arrangement with Renaissance creating RCDC. The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds. RCDC purchases rough diamond material from the Company and processes the material into finished gemstones for sale to various retailers and other gemstone market participants. Profits and losses generated by RCDC's operations are distributed between the Company and Renaissance according to the terms of the LLC Agreement.

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

While the Company’s product offering continue to include industrial products, as of June 30, 2016 substantially all of the Company’s production capacity is being sold as gemstone materials. As of June 30, 2016, we had generated $3,828,104 in net revenue since inception from sales of our diamond materials and licensing of our technology.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2016 Compared to the Three Month Period Ended June 30, 2015

During the three months ended June 30, 2016, we recorded revenue of $185,061 compared to $172,175 during the three months ended June 30, 2015. This increase in revenue was due to increased prices for gemstones sold during the quarter.

Cost of goods sold was $547,149 for the three months ended June 30, 2016 versus $415,367 for the three months ended June 30, 2015. Cost of goods sold includes direct labor costs of $129,697 during the three months ended June 30, 2016 and $106,293 during the three months ended June 30, 2015. Depreciation expense of $155,957 and $140,668 was recorded in cost of goods sold during the three months ended June 30, 2016 and 2015, respectively. The overall increase in cost of goods sold is due to increased manufacturing costs as the Company’s product sales shifted to white gemstone material.

Gross deficit was $(362,088) for the three months ended June 30, 2016 versus $(243,192) for the three months ended June 30, 2015.

Salary and benefit expenses recognized as general and administrative expenses were $312,589 and $202,302 for the three months ended June 30, 2016 and 2015, respectively. This increase of $110,287 is primarily the result of the Company recognizing $168,543 in non-cash stock based compensation during the three months ended June 30, 2016, versus $64,501 during the three months ended June 30, 2015.

Professional fees were $141,088 compared to $51,943 for the three months ended June 30, 2016 and 2015, respectively. The professional fees for the three months ended June 30, 2015 included reductions of $102,311 for payments made by our insurance carrier and other reversals of past professional fees. Adjusting for these reductions, professional fees would be $141,088 and $154,254 for the three months ended June 30, 2016 and 2015, respectively. This decrease is primarily due to reduced legal expenses.

The other components of our general and administrative expenses were relatively consistent between the three months ended June 30, 2016 and 2015. Rent and facilities expenses were $41,784 and $39,013, respectively; marketing costs were $3,071 and $28,183, respectively; corporate general and administrative expenses were $75,595 and $85,547, respectively and depreciation and amortization expenses were $245,460 and $198,405, respectively.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for three month period ended June 30, 2016 was $1,264,160, compared to a net loss of $877,095 during the three months ended June 30, 2015. Our net loss per share for the three month period ended June 30, 2016 was $(0.02) per share, compared to a net loss per share of $(0.02) for the three months ended June 30, 2015. The weighted average number of shares outstanding was 62,446,500 and 56,534,466, respectively, for the three month periods ended June 30, 2016 and 2015.

FINANCIAL CONDITION

At June 30, 2016, we had total assets of $9,645,511, compared to total assets of $10,239,502 at March 31, 2016. We had cash of $67,898 at June 30, 2016 compared to cash of $192,880 at March 31, 2016.

Total liabilities at June 30, 2016 were $3,869,671, compared to total liabilities of $3,595,821 at March 31, 2016. Total liabilities at June 30, 2016 were comprised primarily of accounts payable, accrued expenses, customer deposits deferred revenue, notes payables and capital lease obligations. The increase in total liabilities is primarily due to our increased accounts payable and accrued expenses.

The Company had negative working capital (defined as current assets less current liabilities) of $(910,548) at June 30, 2016 versus $(462,543) at March 31, 2016. This decrease in working capital resulted from the Company’s increase in accounts payable and accrued expenses and the decrease in cash during the three months ended June 30, 2016.

Total shareholders’ equity was $5,775,840 at June 30, 2016, compared to $6,643,681 at March 31, 2016. Shareholders’ equity decreased $867,841 during the period due to our operating net loss and was partially offset by additional paid in capital from common stock sold to investors and from common stock issued as incentive compensation.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2016, net cash flows used in operating activities were $(352,758) compared to $(576,246) for three months ended June 30, 2015. The net cash flow used in operating activities for the three months ended June 30, 2016 consists primarily of a net loss of $(1,264,160) offset by depreciation and amortization of $401,417, employee stock based compensation of $168,543, loss from joint venture of $20,369, increases in accounts receivable and deferred revenue of $(3,203), increases in accounts payable of $139,167, increase in accrued expenses of $175,995, decrease in customer deposits of $(41,312), and net decreases in other current assets of $50,426.

Investing Activities

For the three month periods ended June 30, 2016 and 2015, net cash flows used in investing activities were $(0), and $(19,916), respectively. These amounts consist of the purchase of property, plant and equipment. The cash used during the three months ended June 30, 2015 was due to the Company’s capacity expansion program.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities. For the three month periods ended June 30, 2016 and June 30, 2015, we generated $227,776 and $5,738, respectively, from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.

As of March 31, 2016, our cash balance was $192,880 and as of June 30, 2016 our cash balance was reduced to $67,898. This reduction was due to our operating cash needs. Our cash at June 30, 2016 is not expected to be adequate to fund our operations over the current fiscal year ending March 31, 2017. As of June 30, 2016, we had no additional lines of credit or other bank financing arrangements other than as described in Item 1, Note 4. Generally, we have financed operations through June 30, 2016 through the proceeds of sales of our common stock and borrowings under our existing credit facilities. The Company is pursuing additional issuances of equity capital or debt to meet operating cash requirements.

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

MATERIAL COMMITMENTS AND ARRANGEMENTS

On December 16, 2014, the Company entered into an agreement for the sale and lease of growers with HGI. Pursuant to the Grower Sale-Lease Agreement, the Company agreed to a sale-leaseback arrangement for certain diamond growers produced by the Company during the term of the Grower Sale-Leaseback Agreement by which the Company will sell diamond growers to HGI and then lease the growers back from HGI. The direct profit margin generated from the growers will be split between the Company and HGI in accordance with the Grower Sale-Lease Agreement. The Grower Sale-Lease Agreement requires the Company to operate and service the growers, and requires HGI to up-fit certain existing growers and to make capital improvements to the new growers under certain circumstances. The Company has the right to repurchase the leased growers upon the occurrence of certain events.

On December 18, 2014 entered into an arrangement with Renaissance creating RCDC. The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds. RCDC purchases rough Diamond material from the Company and processes the material into finished gemstones for sale to various retailers and other gemstone market participants. Profits and losses generated by RCDC's operations are distributed between the Company and Renaissance according to the terms of the LLC Agreement.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended March 31, 2016.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we have shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. The Company has an allowance for returns of $4,681 at June 30, 2016. This allowance has reduced reported revenues and is considered an accrued expense in the balance sheet. The allowance was $8,681 at March 31, 2016.

For product sales to our joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped. We currently recognize revenue at the earlier of when the joint venture partner sells the finished goods manufactured from our materials or we are paid for our goods.

Inventories

Inventories are stated at the lower of average cost or market. The carrying value of inventory is reviewed and adjusted based upon net realizable value, slow moving and obsolete items. Inventory costs include material, labor, and manufacturing overhead and are determined by the “first-in, first-out” (FIFO) method. The components of inventories include raw materials and supplies, work in process and finished goods.

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

Intangible Assets

The Company’s intangible assets consist of its patent portfolio related to its diamond growing technology. These patents are considered definite-life intangible assets and management reviews them for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has allocated values to the individual patents and is amortizing this value over the remaining statutory lives of the individual patents ranging from 6.75 to 19.46 years.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of June 30, 2016, there were no material outstanding claims by the Company or against the Company.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, the Company sold 1,179,000 shares of common stock at a price of $0.22 per share to accredited investors. The Company raised $227,776 net of cash commissions and fees of $31,604. The Company used the funds raised to fund ongoing operations.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

The following exhibits are filed as part of this Report:

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: August 15, 2016	/s/ Gerald McGuire
By: Gerald McGuire
Its: Chief Executive Officer

Dated: August 15, 2016	/s/ Jonathan Pfohl
By: Jonathan Pfohl
Its: Chief Financial Officer

