Form 10-Q
period 2016-09-30
Scio Diamond Technology Corp
filed 2016-11-23
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock, $0.001 par value, outstanding as of November 17, 2016 was 65,098,291.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        UNAUDITED CONDENSED FINANCIAL STATEMENTS

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

As of September 30, 2016 and March 31, 2016

	September 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,947	$192,880
Accounts receivable	204,539	175,448
Deferred contract costs	142,471	142,471
Inventory, net	88,889	189,527
Prepaid expenses	30,181	52,150
Prepaid rent	7,712	19,238

Total current assets	483,739	771,714

Property, plant and equipment
Facility	886,630	886,630
Manufacturing equipment	3,308,299	3,294,425
Other equipment	73,543	73,543
Construction in progress	11,107	24,981
Total property, plant and equipment	4,279,579	4,279,579
Less accumulated depreciation	(2,401,699)	(2,085,508)
Net property, plant and equipment	1,877,880	2,194,071

Intangible assets, net	6,742,701	7,225,446
Investment in joint venture – RCDC	19,530	48,271

TOTAL ASSETS	$9,123,850	$10,239,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$635,017	$438,466
Customer deposits	4,784	46,096
Deferred revenue	174,280	174,280
Accrued expenses	571,160	353,921
Convertible notes	105,600	—
Current portion of notes payable	98,999	98,999
Current portion of capital lease obligation	122,495	122,495

Total current liabilities	1,712,335	1,234,257

Notes payable, non-current	2,201,001	2,201,001
Capital lease obligation, non-current	71,994	71,994
Other liabilities	73,807	88,569

TOTAL LIABILITIES	4,059,137	3,595,821

Common stock $0.001 par value, 75,000,000 shares authorized; 65,098,291 and 63,919,291 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	65,098	63,919
Additional paid-in capital	29,471,323	28,942,060
Accumulated deficit	(24,471,708)	(22,362,298)

Total shareholders’ equity	5,064,713	6,643,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,123,850	$10,239,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months ended September 30, 2016 and 2015

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue
Revenue, net	$242,066	$236,292	$427,127	$408,467

Cost of goods sold
Cost of goods sold	557,026	461,279	1,104,175	876,646

Gross margin (deficit)	(314,960)	(224,987)	(677,048)	(468,179)

General and administrative expenses

Salaries and benefits	267,764	255,389	580,353	457,691
Professional fees	79,478	44,122	220,566	96,065
Rent and facilities expense	34,133	40,961	75,917	79,974
Marketing costs	10,339	28,463	13,410	56,646
Corporate general and administrative	50,075	146,631	125,670	232,178
Depreciation and amortization	245,460	198,477	490,920	396,882
Reversal of severance liability	—	(137,561)	—	(137,561)

Loss from operations	(1,002,209)	(801,469)	(2,183,884)	(1,650,054)

Other income/(expense)
Proceeds from insurance	235,395	—	235,395	—
Income (loss) from RCDC joint venture	(8,372)	18,363	(28,741)	34,702
Interest expense	(70,064)	(26,482)	(132,180)	(71,331)

Net loss	$(845,250)	$(809,588)	$(2,109,410)	$(1,686,683)

Loss per share
Basic:
Weighted average number of shares outstanding	63,213,291	58,385,140	62,831,990	57,464,860
Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Fully diluted:
Weighted average number of shares outstanding	63,213,291	58,385,140	62,831,990	57,464,860
Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Six Months Ended September 30, 2016 and 2015

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(2,109,410)	$(1,686,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	802,836	685,349
Employee stock-based compensation	302,666	187,967
Loss/(Income) from joint venture - RCDC	28,741	(34,702)
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and deferred revenue	(29,091)	23,810
Decrease in prepaid expenses and rent	29,595	22,710
Decrease/(increase) in inventory and deferred contract costs	100,638	(37,704)
Increase/(decrease) in accounts payable	196,551	(148,888)
Decrease in customer deposits	(41,312)	(24,692)
Increase/(decrease) in accrued expenses	217,239	(186,473)
Decrease in other liabilities	(14,762)	(12,301)

Net cash used in operating activities	(516,309)	(1,211,607)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(189,043)

Net cash used in investing activities	—	(189,043)

Cash flows from financing activities:
Proceeds from the sale of common stock – net of fees	227,776	1,565,000
Proceeds from the exercise of stock options	—	11,238
Proceeds from sale of convertible notes	105,600	—

Net cash provided by financing activities	333,376	1,576,238

Change in cash and cash equivalents	(182,933)	175,588
Cash and cash equivalents, beginning of period	192,880	767,214

Cash and cash equivalents, end of period	$9,947	$942,802

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Six Months Ended September 30, 2016 and 2015 (Unaudited)
(Continued)

	Six Months Ended	Six Months Ended
	September 30, 2016	September 30, 2015

Supplemental cash flow disclosures:
Cash paid for:
Interest	$—	$72,097
Income taxes	$—	$—

Non-cash investing and financing activities:
Purchase of property, plant and equipment in accounts payable	$—	$92,000
Reclass of debt to capital lease due to completion of sale leaseback transaction	$—	$ 200, 000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period April 1, 2016 through September 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2016	63,919,291	$63,919	$28,942,060	$(22,362,298)	$6,643,681

Common stock issued for cash @ $0.22 per share, net of brokerage fees of $31,604	1,179,000	1,179	226,597	—	227,776
Stock-based incentive compensation	—	—	302,666	—	302,666
Net loss for the six months ended September 30, 2016	—	—	—	(2,109,410)	(2,109,410)
Balance, September 30, 2016	65,098,291	$65,098	$29,471,323	$(24,471,708)	$5,064,713

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

Going Concern

The Company has generated little revenue to date and consequently its operations are subject to all risks inherent in the establishment and commercial launch of a new business enterprise. The Company continues to develop its diamond technology while operating its factory to maximize revenue. The Company experienced a process water leak in our facility in mid-December 2015 causing damage to our diamond growers and a temporary interruption in production. The shutdown had a significant negative impact on revenue and delayed attainment of the Company’s near-term business objectives. The Company’s insurance carrier provided it with $350,000 during the fiscal year ended March 31, 2016, to cover the cost of the business interruption. Due to the on-going negative impact of the shutdown on our business, our insurance carrier has provided an additional $235,395 in extended business indemnity payments through September 30, 2016.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2016 and March 31, 2016 and the results of operations and cash flows for the three and six month interim periods ended September 30, 2016 and 2015. The interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2016.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	September 30, 2016	September 30, 2015
Common stock options	468,333	2,015,753
Warrants to purchase common stock	1,039,825	988,045
Non-vested restricted stock	1,885,000	2,085,000
Reserved for issuance upon conversion of convertible notes	758,143	—

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company has determined that an allowance was not necessary at September 30, 2016 or March 31, 2016.

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

	September 30, 2016	March 31, 2016
Raw materials and supplies	$18,522	$24,179
Work in process	10,298	19,514
Finished goods	76,073	174,809
Inventory reserve	(16,004)	(28,975)
	$88,889	$189,527

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The Company incurred total depreciation expense of $158,095 and $150,617 for the three months ended September 30, 2016 and 2015, respectively and $316,190 and $294,029 for the six months ended September 30, 2016 and 2015, respectively.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we have shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. The Company has an allowance for returns of $4,681 at September 30, 2016. This allowance has reduced reported revenues and is considered an accrued expense in the balance sheet. The allowance was $8,681 at March 31, 2016.

For product sales to our joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped. We currently recognize revenue at the earlier of when the joint venture partner sells the finished goods manufactured from our materials or we are paid for our goods

Concentration of Credit Risk

During the three months ended September 30, 2016, the Company had twenty-one different customers and two customers that each accounted for more than 10% of our total revenues. At March 31, 2016 and September 30, 2016, the Company had a receivable from Renaissance Created Diamond Company, LLC, a Florida limited liability company (“RCDC”) of $174,413. The Company expects concentration of sales to key customers to continue in the future.

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

NOTE 2 — BUSINESS INTERRUPTION

The Company experienced a water leak in our production facility in mid-December 2015 that caused damage to our diamond growers and temporarily halted production. Product that was growing at the time of the shutdown terminated early and was not marketable. This business interruption affected the Company’s operation through April 2016. The Company has received payments from our insurance carrier for coverage of this business interruption and property losses during the fiscal year ended March 31, 2016. The Company’s business interruption insurance includes extended period indemnity coverage that pays for lost business income during an extended recovery period through October 2016. The Company received $235,395 in payments under this extended coverage during the three months ended September 30, 2016 and accounted for these payments as proceeds from insurance in other income. The Company anticipates that it will continue to receive payments under this extended insurance coverage through October 2016.

NOTE 3 — INTANGIBLE ASSETS

The Company’s intangible assets consist of its patent portfolio. The assigned values of all patens are being amortized on a straight-line basis over the remaining effective lives of the patents. The following set forth the intangible assets at September 30, 2016 and March 31, 2016:

		September 30,	March 31,
	Life	2016	2016
Patents, gross	6.75 – 19.46	$9,967,433	$9,967,433
Accumulated amortization		(3,224,732)	(2,741,987)
Net intangible assets		$6,742,701	$7,225,446

Amortization expense for the quarter ending September 30, 2016 and 2015 was $241,372 and $193,710, respectively. Amortization expense for the six months ending September 30, 2016 and 2015 was $482,745 and $387,420, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Six months ending March 31, 2017	$482,745
March 31, 2018	965,490
March 31, 2019	965,490
March 31, 2020	785,809
March 31, 2021	740,592
Thereafter	2,802,575
Total	$6,742,701

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

During the three and six months ending September 30, 2016 the Company recognized $36,702 and $73,758, respectively in interest expense for the HGI Loan. During the three and six months ended September 30, 2015, the Company recognized $26,482 and $71,331 in interest expense.

During the three and six months ended September 30, 2016 and 2015, the Company did not repay any principal on the HGI Loan. The outstanding balance on the HGI Loan was $2,000,000 at March 31, 2016 and September 30, 2016, and is considered a non-current note payable.

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

Payments to HGI for the Expansion Note are contingent on the direct profit margin generated by the upgraded equipment and are expected to continue through August 2018. The Company has estimated our expected payments to HGI for the direct profit sharing related to the Expansion Note and determined that the current portion of this note payable is $98,999 at March 31, 2016 and September 30, 2016, which is considered a current liability. The remaining $201,001 on the Expansion Note is considered a non-current note payable at March 31, 2016 and September 30, 2016. During the three and six months ended September 30, 2016, the Company recognized $19,709 and $34,745, respectively in interest expense for the Expansion Note. The Company did not recognize any interest expense on the Expansion Note for the three and six months ended September 30, 2015.

During the three months ending September 30, 2016, the Company initiated an offering to accredited investors of up to $750,000 in convertible notes that will mature on September 15, 2017. The Company issued $105,600 in notes through September 30, 2016. The notes carry an interest rate of 8% and interest accrues through maturity. The notes can be called by the Company at 101% plus accrued interest. The notes are convertible into common shares of the Company at $0.14 per share.

The Company has accounted for these convertible notes as if they are conventional debt and includes them in its current liabilities on the balance sheet due to their maturities being less than one year. During the three and six months ending September 30, 2016, the Company incurred $540 in interest expense on these convertible notes.

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

Payments to HGI under the capital lease are contingent on the direct profit margin generated by the equipment as defined in the Grower Sale-Lease Agreement and will continue until the lease obligation is satisfied at which time the Company will expense the sharing obligation until the ten year term of the agreement expires. The Company has estimated our expected payments to HGI for the direct profit margin sharing related to the equipment under capital lease and determined that the current portion of this capital lease obligation is $122,495 at March 31, 2016 and September 30, 2016, which is considered a current liability. The remaining $71,994 of the capital lease obligation is considered a non-current obligation at March 31, 2016 and September 30, 2016. During the three months and six months ended September 30, 2016, the Company incurred $13,113 and $23,137, respectively in interest expense for the capital lease. The Company did not recognize any interest expense on the capital lease for the three and six months ended September 30, 2015.

NOTE 6 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

During the six months ended September 30, 2016, the Company initiated an offering of up to 7,000,000 shares of common stock at a price of $0.22 per share to accredited investors. The Company has sold 1,179,000 shares and raised $227,776 net of cash commissions and fees of $31,604. In addition, as part of the broker fee for this offering, the Company issued 82,530 warrants at an exercise price of $0.22. The Company valued these warrants using the Black-Scholes option pricing model and management has estimated these warrants had a value of $0.13 per warrant on the date of the grant. The total value of the warrants issued was $10,729. The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 1.08%; Expected life in years, 5.0; and Expected volatility, 129.0%.

The Company had 65,098,291 shares of common stock issued and outstanding as of September 30, 2016. This total includes 1,885,000 shares of non-vested restricted stock.

The following sets forth the warrants to purchase shares of the Company’s stock issued and outstanding as of September 30, 2016:

	Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Warrants Outstanding April 1, 2016	957,295	$0.71	1.38
Issued	82,530	0.22	4.73
Exercised	—	—	—
Expired	—	—	—
Warrants Outstanding September 30, 2016	1,039,825	$0.67	1.18

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

The following sets forth the restricted stock outstanding as of September 30, 2016:

Restricted Stock	Shares
Restricted stock outstanding March 31, 2016	1,885,000
Granted	—
Vested	—
Expired/cancelled	—
Restricted stock outstanding September 30, 2016	1,885,000

The following sets forth the employee options to purchase shares of the Company’s stock issued and outstanding as of September 30, 2016:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Employee options outstanding March 31, 2016	694,375	$0.87	7.13
Granted	—	—	—
Exercised	—	—	—
Expired/cancelled	(226,042)	—	—
Employee options outstanding September 30, 2016	468,333	$1.03	8.61
Exercisable at September 30, 2016	178,333	$1.03	8.61

A summary of the status of non-vested employee options as of September 30, 2016 and changes during the three months ended September 30, 2016 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2016	682,375	0.81
Granted	—	—
Vested	(178,333)	0.98
Expired/cancelled: non-vested	(214,042)	0.45
Non-vested at September 30, 2016	290,000	$0.98

The following table summarizes information about employee stock options outstanding by price as of September 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.03	468,333	8.61	1.03	178,333	1.03
	468,333	8.61	$1.03	178,333	$1.03

At September 30, 2016, unrecognized compensation cost related to non-vested employee awards was $223,916.

During the fiscal year ended March 31, 2016, the Company granted Renaissance Diamond Inc. (“Renaissance”), our partner in the RCDC joint venture (See Note 10), non-qualified stock options for 333,333 shares of common stock. These options expired unvested during the six months ended September 30, 2016 and the Company did not recognize any expense related to these options.

NOTE 8 — RELATED PARTIES

The Company did not have any product sales to RCDC during the three and six months ended September 30, 2016. During the three and six months ended September 30, 2015, the Company sold product to RCDC valued at $27,200 and $184,000, respectively. The Company defers recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. The Company did not recognize any revenue related to product sales to RCDC for the three months and six months ended September 30, 2016. For the three and six months ended September 30, 2015, the Company recognized revenue for product sold to RCDC of $60,645 and $183,895, respectively. As of September 30, 2016, the Company has deferred $174,280 of revenue and $142,471 of expenses related to our sales to RCDC. In addition, at March 31, 2016 and September 30, 2016, the Company had a receivable from RCDC of $174,413. Additional detail on the RCDC joint venture is provided in Note 10.

Renaissance holds 550,000 non-vested restricted shares that only vest based on the attainment of specific performance criteria. The Company has not recognized any expense for these restricted shares and will only recognize expense if vesting of the restricted stock becomes likely.

Two members of our Board of Directors, Bern McPheely and Lewis Smoak, each purchased $20,000 of convertible notes in our recent offering.

NOTE 9 – LITIGATION

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of September 30, 2016 there were no material outstanding claims by the Company or against the Company.

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

The Company utilizes the equity method of accounting for its investment in RCDC. As such, the Company recognized $(8,372) and $18,363 as its proportional shares of RCDC’s net loss and income during the three months ended September 30, 2016 and 2015, respectively, as other income (loss). The Company recognized $(28,741) and $34,702 as its proportional share of RCDC’s net loss and income during the six months ended September 30, 2016 and 2015, respectively.

The financial performance of RCDC has not met the Company’s expectations since it was established. As a result, the Company believes this is a breach of the LLC agreement and we are seeking to terminate the joint venture. The Company provided a termination notice to RCDC and Renaissance on October 31, 2016. Upon termination, the Company believes it will receive a portion of the inventory of RCDC that will meet or exceed the book value of our investment and net receivable in RCDC.

Rollforward of the Company’s ownership interest in the joint venture for the six months ended September 30, 2016:

Balance of ownership interest in joint venture at March 31,2016	$48,271
Aggregate fiscal 2017 equity loss – share of joint venture income	(28,741)
Balance of ownership interest in joint venture at September 30, 2016	$19,530
Cumulative recognized income on ownership interest in joint venture at September 30, 2016	$18,530

Selected financial results for RCDC for the six months ended September 30, 2016 are as follows:

Revenues	$24,701
Expenses	82,183
Net loss	$(57,482)

Total assets	$503,951

Total liabilities	$464,892
Total partner capital	39,059
Total liabilities and partner capital	$503,951

NOTE 11 — SUBSEQUENT EVENTS

The Company has continued its convertible note offering and has issued an additional $64,000 in notes for a total of $169,600 through November 15, 2016.

The financial performance of RCDC has not met the Company’s expectations since it was established. As a result, the Company believes this is a breach of the LLC agreement and we are seeking to terminate the joint venture. The Company provided a termination notice to RCDC and Renaissance on October 31, 2016.

As of September 30, 2016, the Company was engaged in a joint venture named Grace Rich, LTD (“Grace Rich”) to manufacture diamond utilizing the Company’s technology in the People’s Republic of China.  SAAMABA, LLC (“SAAMABA”) is the managing partner of the joint venture. This joint venture has significantly underperformed the Company’s expectations and is not in commercial operations.  On or about November 21, 2016, the Company entered into a Settlement Agreement and Mutual Release with Grace Rich and SAAMABA that terminates all existing agreements and mutually releases any potential claims amongst the parties.  Scio has agreed to transfer its shares of Grace Rich to SAAMABA and/or Grace Rich for a nominal amount and enter into an amended license with Grace Rich and SAAMABA that allows them to continue to operate using our diamond manufacturing technology.  The Company has been paid a one-time fee of $600,000 for the amended license.

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

While the Company’s product offering continue to include industrial products, as of September 30, 2016 substantially all of the Company’s production capacity is being sold as gemstone materials. As of September 30, 2016, we had generated $4,070,170 in net revenue since inception from sales of our diamond materials and licensing of our technology.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2016 Compared to the Three Month Period Ended September 30, 2015

During the three months ended September 30, 2016, we recorded revenue of $242,066 compared to $236,292 during the three months ended September 30, 2015. This increase in revenue was due to increased prices for gemstones sold during the quarter as the Company’s product mix has shifted to white gemstones.

Cost of goods sold was $557,026 for the three months ended September 30, 2016 versus $461,279 for the three months ended September 30, 2015. Cost of goods sold includes direct labor costs of $113,469 during the three months ended September 30, 2016 and $109,783 during the three months ended September 30, 2015. Depreciation expense of $155,957 and $147,799 was recorded in cost of goods sold during the three months ended September 30, 2016 and 2015, respectively. The overall increase in cost of goods sold is due to increased recognized manufacturing costs as the Company’s product sales shifted to white gemstone material.

Gross deficit was $(314,960) for the three months ended September 30, 2016 versus $(224,987) for the three months ended September 30, 2015.

Salary and benefit expenses recognized as general and administrative expenses were $267,764 and $255,389 for the three months ended September 30, 2016 and 2015, respectively. This increase of $12,375 is primarily the result of the Company recognizing $134,121 in non-cash stock based compensation during the three months ended September 30, 2016, versus $123,466 during the three months ended September 30, 2015. Adjusting for the non-cash stock based compensation results in recognized salary and benefit expenses of $133,643 and $131,923 for the three months ended September 2016, versus 2015.

Professional fees were $79,478 compared to $44,122 for the three months ended September 30, 2016 and 2015, respectively. The professional fees for the three months ended September 30, 2015 included reductions of $44,501 for payments made by our insurance carrier and other reversals of past professional fees. Adjusting for these reductions, professional fees would be $79,478 and $88,623 for the three months ended September 30, 2016 and 2015, respectively. This slight decrease is primarily due to reduced accounting expenses.

Corporate general and administrative expenses were $50,075 compared to $146,631 for the three months ended September 30, 2016 and 2015, respectively. This decrease is due to one-time executive relocation costs being incurred during the three months ending September 30, 2015.

The other components of our general and administrative expenses were relatively consistent between the three months ended September 30, 2016 and 2015. Rent and facilities expenses were $34,133 and $40,961, respectively; marketing costs were $10,339 and $28,463, respectively and depreciation and amortization expenses were $245,460 and $198,477, respectively.

The Company recognized $235,395 in business interruption proceeds from our insurance carrier related to the December 2015 factory shutdown during the three months ending September 30, 2016. This has been recognized as other income.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for three month period ended September 30, 2016 was $845,250, compared to a net loss of $809,588 during the three months ended September 30, 2015. Our net loss per share for the three month period ended September 30, 2016 was $(0.01) per share, compared to a net loss per share of $(0.01) for the three months ended September 30, 2015. The weighted average number of shares outstanding was 63,213,291 and 58,385,140, respectively, for the three month periods ended September 30, 2016 and 2015.

Six Month Period Ended September 30, 2016 Compared to the Six Month Period Ended September 30, 2015

During the six months ended September 30, 2016, we recorded revenue of $427,127 compared to $408,467 during the six months ended September 30, 2015. This increase in revenue was due to increased prices for gemstones sold during the period as the Company’s product mix has shifted to white gemstones.

Cost of goods sold was $1,104,175 for the six months ended September 30, 2016 versus $876,646 for the six months ended September 30, 2015. Cost of goods sold includes direct labor costs of $243,167 during the six months ended September 30, 2016 and $216,075 during the six months ended September 30, 2015. Depreciation expense of $311,916 and $288,467 was recorded in cost of goods sold during the six months ended September 30, 2016 and 2015, respectively. The overall increase in cost of goods sold is due to increased recognized manufacturing costs as the Company’s product sales shifted to white gemstone material.

Gross deficit was $(677,048) for the six months ended September 30, 2016 versus $(468,179) for the six months ended September 30, 2015.

Salary and benefit expenses recognized as general and administrative expenses were $580,353 and $457,691 for the six months ended September 30, 2016 and 2015, respectively. This increase of $122,662 is primarily the result of the Company recognizing $302,666 in non-cash stock based compensation during the six months ended September 30, 2016, versus $187,967 during the six months ended September 30, 2015. Adjusting for the non-cash stock based compensation results in recognized salary and benefit expenses of $277,686 and $269,724 for the six months ended September 2016, versus 2015.

Professional fees were $220,566 compared to $96,065 for the six months ended September 30, 2016 and 2015, respectively. The professional fees for the six months ended September 30, 2015 included reductions of $66,000 for payments made by our insurance carrier and other reversals of past professional fees. Adjusting for these reductions, professional fees would be $220,566 and $162,065 for the six months ended September 30, 2016 and 2015, respectively. This increase is primarily due to legal expenses.

Corporate general and administrative expenses were $125,670 compared to $232,178 for the six months ended September 30, 2016 and 2015, respectively. This decrease is due to one-time executive relocation costs being incurred during the six months ending September 30, 2015.

The other components of our general and administrative expenses were relatively consistent between the six months ended September 30, 2016 and 2015. Rent and facilities expenses were $75,917 and $79,974, respectively; marketing costs were $13,410 and $56,646, respectively; and depreciation and amortization expenses were $490,920 and $396,882, respectively.

The Company recognized $235,395 in business interruption proceeds from our insurance carrier related to the December 2015 factory shutdown during the six months ending September 30, 2016. This has been recognized as other income.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for six month period ended September 30, 2016 was $2,109,410, compared to a net loss of $1,686,683 during the six months ended September 30, 2015. Our net loss per share for the six month period ended September 30, 2016 was $(0.03) per share, compared to a net loss per share of $(0.03) for the six months ended September 30, 2015. The weighted average number of shares outstanding was 62,831,990 and 57,464,860, respectively, for the six month periods ended September 30, 2016 and 2015.

FINANCIAL CONDITION

At September 30, 2016, we had total assets of $9,123,850, compared to total assets of $10,239,502 at March 31, 2016. We had cash of $9,947 at September 30, 2016 compared to cash of $192,880 at March 31, 2016.

Total liabilities at September 30, 2016 were $4,059,137, compared to total liabilities of $3,595,821 at March 31, 2016. Total liabilities at September 30, 2016 were comprised primarily of accounts payable, accrued expenses, customer deposits, deferred revenue, notes payable and capital lease obligations. The increase in total liabilities is primarily due to our increased accounts payable and accrued expenses.

The Company had negative working capital (defined as current assets less current liabilities) of $(1,228,596) at September 30, 2016 versus $(462,543) at March 31, 2016. This decrease in working capital resulted from the Company’s increase in accounts payable and accrued expenses and the decrease in cash during the six months ended September 30, 2016.

Total shareholders’ equity was $5,064,713 at September 30, 2016, compared to $6,643,681 at March 31, 2016. Shareholders’ equity decreased $1,578,968 during the period due to our operating net loss and was partially offset by additional paid in capital from common stock sold to investors and from common stock issued as incentive compensation.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2016, net cash flows used in operating activities were $(516,309) compared to $(1,211,607) for six months ended September 30, 2015. The net cash flow used in operating activities for the six months ended September 30, 2016 consists primarily of a net loss of $(2,109,410) offset by depreciation and amortization of $802,836, employee stock based compensation of $302,666, loss from joint venture of $28,741, increases in accounts receivable and deferred revenue of $(29,091), increases in accounts payable of $196,551, increase in accrued expenses of $217,239, decrease in inventory and deferred contract costs of $100,638, decrease in customer deposits of $(41,312), and net decreases in other current assets and liabilities of $14,762.

Investing Activities

For the six month periods ended September 30, 2016 and 2015, net cash flows used in investing activities were $(0), and $(189,043), respectively. These amounts consist of the purchase of property, plant and equipment. The cash used during the six months ended September 30, 2015 was due to the Company’s capacity expansion program.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities. For the six month periods ended September 30, 2016 and 2015, we generated $333,376 and $1,576,238, respectively, from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.

As of March 31, 2016, our cash balance was $192,880 and as of September 30, 2016 our cash balance was reduced to $9,947. This reduction was due to our operating cash needs. Our cash at September 30, 2016 is not expected to be adequate to fund our operations over the current fiscal year ending March 31, 2017. As of September 30, 2016, we had no additional lines of credit or other bank financing arrangements other than as described in Item 1, Note 4. Generally, we have financed operations through September 30, 2016 through the proceeds of sales of our common stock, convertible notes and borrowings under our existing credit facilities. The Company is pursuing additional issuances of equity capital or debt to meet operating cash requirements.

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

On December 18, 2014 entered into an arrangement with Renaissance creating RCDC. The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds. RCDC purchases rough Diamond material from the Company and processes the material into finished gemstones for sale to various retailers and other gemstone market participants. Profits and losses generated by RCDC's operations are distributed between the Company and Renaissance according to the terms of the LLC Agreement. The financial performance of RCDC has not met the Company’s expectations since it was established. As a result, the Company believes this is a breach of the LLC agreement and we are seeking to terminate the joint venture. The Company provided a termination notice to RCDC and Renaissance on October 31, 2016.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we have shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. The Company has an allowance for returns of $4,681 at September 30, 2016. This allowance has reduced reported revenues and is considered an accrued expense in the balance sheet. The allowance was $8,681 at March 31, 2016.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of September 30, 2016, there were no material outstanding claims by the Company or against the Company.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 7, 2016, we sold Convertible Notes in the total principal amount of $105,600 solely to investors “accredited investors” as defined under SEC Regulation D, Rule 501(a), in reliance upon the exemption from registration under the 1933 Act provided by such Regulation D, Rule 506. The sales were made in private transactions solely with such accredited investors, and we believe all actions necessary to comply with such Regulation were taken.  The Convertible Notes bear interest at 8% annually, payable at maturity, mature on September 15, 2017, and principal and accrued interest are convertible into common stock at the conversion  price of $0.14 per share.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

The following exhibits are filed as part of this Report:

4.9	Form of Promissory Note for Convertible Debt.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: November 22, 2016	/s/ Gerald McGuire
By: Gerald McGuire
Its: Chief Executive Officer

Dated: November 22, 2016	/s/ Jonathan Pfohl
By: Jonathan Pfohl
Its: Chief Financial Officer