Form 10-Q
period 2016-12-31
Scio Diamond Technology Corp
filed 2017-02-14
CIK 1488934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares of common stock, $0.001 par value, outstanding as of February 14, 2017 was 64,548,291.

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

PART I - FINANCIAL INFORMATION

ITEM 1.              UNAUDITED CONDENSED FINANCIAL STATEMENTS

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

As of December 31, 2016 and March 31, 2016

	December 31,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$183,520	$192,880
Accounts receivable, net	3,092	175,448
Deferred contract costs, net	—	142,471
Inventory, net	133,634	189,527
Prepaid expenses	35,613	52,150
Prepaid rent	1,950	19,238
Total current assets	357,809	771,714

Property, plant and equipment
Facility	886,630	886,630
Manufacturing equipment	3,308,299	3,294,425
Other equipment	73,543	73,543
Construction in progress	11,107	24,981
Total property, plant and equipment	4,279,579	4,279,579
Less accumulated depreciation	(2,559,794)	(2,085,508)
Net property, plant and equipment	1,719,785	2,194,071

Intangible assets, net	6,501,329	7,225,446
Investment in joint venture – RCDC	—	48,271

TOTAL ASSETS	$8,578,923	$10,239,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$504,839	$438,466
Customer deposits	23,347	46,096
Deferred revenue	—	174,280
Accrued expenses	331,846	353,921
Convertible notes	308,857	—
Current portion of notes payable	2,098,999	98,999
Current portion of capital lease obligation	122,495	122,495
Total current liabilities	3,390,383	1,234,257

Notes payable, non-current	201,001	2,201,001
Capital lease obligation, non-current	71,994	71,994
Other liabilities	66,427	88,569

TOTAL LIABILITIES	3,729,805	3,595,821

Common stock $0.001 par value, 75,000,000 shares authorized; 64,548,291 and 63,919,291 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	64,548	63,919
Additional paid-in capital	29,611,466	28,942,060
Accumulated deficit	(24,826,896)	(22,362,298)

Total shareholders’ equity	4,849,118	6,643,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,578,923	$10,239,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine months ended December 31, 2016 and 2015

(Unaudited)

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Revenue
Product revenue, net	$107,194	$125,677	$534,321	$534,144
Licensing revenue	600,000	—	600,000	—

Revenue, net	707,194	125,677	1,134,321	534,144

Cost of goods sold
Cost of goods sold	544,871	689,572	1,649,046	1,566,218

Gross margin (deficit)	162,323	(563,895)	(514,725)	(1,032,074)

General and administrative expenses

Salaries and benefits	258,362	263,176	838,715	720,867
Professional fees	76,001	99,201	296,567	195,266
Rent and facilities expense	38,254	39,145	114,171	119,119
Marketing costs	8,158	18,292	21,568	74,938
Corporate general and administrative	45,442	72,678	171,112	304,856
Depreciation and amortization	245,460	198,621	736,380	595,503
Reversal of severance liability	—	—	—	(137,561)

Loss from operations	(509,354)	(1,255,008)	(2,693,238)	(2,905,062)

Other income/(expense)
Proceeds from insurance	229,330	—	464,725	—
Income (loss) from RCDC joint venture	(19,530)	24,667	(48,271)	59,368
Interest expense	(55,634)	(31,740)	(187,814)	(103,070)

Net loss	$(355,188)	$(1,262,081)	$(2,464,598)	$(2,948,764)

Loss per share
Basic:
Weighted average number of shares outstanding	63,213,291	61,759,291	62,959,553	58,901,542
Loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.05)
Fully diluted:
Weighted average number of shares outstanding	63,213,291	61,759,291	62,959,553	58,901,542
Loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Nine months Ended December 31, 2016 and 2015

(Unaudited)

	Nine months Ended	Nine months Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(2,464,598)	$(2,948,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,204,253	1,046,032
Employee stock-based compensation	442,259	324,791
Loss/(income) from joint venture - RCDC	48,271	(59,368)
Payment of accounts payable with convertible notes	139,257	—
Changes in assets and liabilities:
Increase in accounts receivable and deferred revenue	(1,924)	(1,064)
Decrease in prepaid rent and expenses	27,975	32,857
Decrease in inventory and deferred contract costs	198,364	133,116
Increase/(decrease) in accounts payable	66,373	(153,641)
Decrease in customer deposits	(22,749)	(28,739)
Decrease in accrued expenses	(22,075)	(265,941)
Decrease in other liabilities	(22,142)	(22,142)

Net cash used in operating activities	(406,736)	(1,942,863)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(282,627)

Net cash used in investing activities	—	(282,627)

Cash flows from financing activities:
Proceeds from the sale of common stock – net of fees	227,776	1,565,000
Proceeds from the exercise of stock options	—	11,238
Payments on capital lease obligations	—	(5,511)
Payments on notes payable	—	(8,267)
Proceeds from sale of convertible notes	169,600	—

Net cash provided by financing activities	397,376	1,562,460

Change in cash and cash equivalents	(9,360)	(663,030)
Cash and cash equivalents, beginning of period	192,880	767,214

Cash and cash equivalents, end of period	$183,520	$104,184

The accompanying notes are an integral part of these unaudited condensed financial statements.

(continued)

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
For the Nine Months Ended December 31, 2016 and 2015 (Unaudited)
(Continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2015
Supplemental cash flow disclosures:
Cash paid for:
Interest	$226,867	$102,890
Income taxes	$—	$—

Non-cash investing and financing activities:
Purchase of property, plant and equipment in accounts payable	$—	$11,107
Re-classification of debt to capital lease due to completion of sale leaseback transaction	$—	$200,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCIO DIAMOND TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period April 1, 2016 through December 31, 2016

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2016	63,919,291	$63,919	$28,942,060	$(22,362,298)	$6,643,681

Common stock issued for cash @ $0.22 per share, net of brokerage fees of $31,604	1,179,000	1,179	226,597	—	227,776
Cancellation of non-vested restricted stock	(550,000)	(550)	550	—	—
Stock-based incentive compensation	—	—	442,259	—	442,259
Net loss for the nine months ended December 31, 2016	—	—	—	(2,464,598)	(2,464,598)
Balance, December 31, 2016	64,548,291	$64,548	$29,611,466	$(24,826,896)	$4,849,118

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

Going Concern

The Company has generated little revenue to date and consequently its operations are subject to all risks inherent in the establishment and commercial launch of a new business enterprise. The Company continues to develop its diamond technology while operating its factory to maximize revenue. The Company experienced a process water leak in our facility in mid-December 2015 causing damage to our diamond growers and a temporary interruption in production. The shutdown had a significant negative impact on revenue and delayed attainment of the Company’s near-term business objectives. The Company’s insurance carrier provided it with $350,000 during the fiscal year ended March 31, 2016, to cover the cost of the business interruption. Due to the on-going negative impact of the shutdown on our business, our insurance carrier has provided an additional $464,725 in extended business indemnity coverage through December 31, 2016. We anticipate no further coverage from our insurance carrier for this event.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to these circumstances by implementing the following strategies and actions:

•	Continuing efforts to solicit investment in the Company in the form of private placements of common shares to accredited investors not to exceed the shares authorized;
•	Continuing efforts to solicit investment in the Company in the form of secured and unsecured debt;
•	Continuing to optimize production of recently expanded existing manufacturing capabilities to increase product revenues;
•	Continuing to focus efforts on new business development opportunities to generate revenues and expand and diversify the customer base;
•	Continuing development of white gemstone material to expand our product offerings and enhance our product marketability; and
•	Continuing to explore strategic joint ventures and technology licensing agreements to expand Company revenue and cash flow.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2016 and March 31, 2016 and the results of operations and cash flows for the three and nine month interim periods ended December 31, 2016 and 2015. The interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for future periods or the year. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K Annual Report of the Company for the year ended March 31, 2016.

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

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive:

	December 31, 2016	December 31, 2015
Common stock options	435,000	1,027,708
Warrants to purchase common stock	764,825	675,545
Non-vested restricted stock	1,335,000	1,885,000
Reserved for issuance upon conversion of convertible notes	2,239,658	—

Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is maintained for estimated losses from customers’ failure to make payment on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. The Company has determined that a reserve for receivables related to the Renaissance Created Diamond Company (“RCDC”) of $174,413 was appropriate at December 31, 2016 (See Note 10). An allowance was not necessary at March 31, 2016.

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

	December 31, 2016	March 31, 2016
Raw materials and supplies	$20,565	$24,179
Work in process	1,723	19,514
Finished goods	133,418	174,809
Inventory reserve	(22,072)	(28,975)
	$133,634	$189,527

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The Company incurred total depreciation expense of $158,095 and $165,024 for the three months ended December 31, 2016 and 2015, respectively and $474,286 and $459,053 for the nine months ended December 31, 2016 and 2015, respectively.

Intangible Assets

The Company’s intangible assets consist of its patent portfolio related to its diamond growing technology. These patents are considered definite-life intangible assets and management reviews them for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company allocated values to the individual patents and is amortizing this value over the remaining statutory lives of the individual patents ranging from 6.75 to 19.46 years.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we have shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. The Company has an allowance for returns of $6,600 at December 31, 2016. This allowance has reduced reported revenues and is considered an accrued expense in the balance sheet. The allowance was $8,681 at March 31, 2016.

For product sales to joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped and recognize revenue at the earlier of when the joint venture partner sells the finished goods manufactured from our materials or we are paid for our goods. Licensing and development revenues are recognized in the month received as detailed in the appropriate licensing and development contracts. In the event that licensing funds are received prior to the contractual commitments, the Company will recognize deferred revenue (liability) for the amount received.

Concentration of Credit Risk

During the three months ended December 31, 2016, the Company had one customer that accounted for more than 50% of our total service revenues. During the nine months ended December 31, 2016, the Company had four customers that each accounted for more than 10% of our total service revenues. The Company expects concentration of sales to key customers to continue in the future.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09) which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Contract-Type and Production-Type Contracts". On July 9, 2015, the FASB voted to defer the effective date of the pronouncement by one year. ASU 2014-09, as amended, is effective for annual periods, and interim periods within those years, beginning after December 31, 2017. An entity is required to apply the amendments using one of the following two methods: i) retrospectively to each prior period presented with three possible expedients: a) for completed contracts that begin and end in the same reporting period no restatement is required, b) for completed contract with variable consideration an entity may use the transaction price at completion rather than restating estimated variable consideration amounts in comparable reporting periods and c) for comparable reporting periods before date of initial application reduced disclosure requirements related to transaction price; ii) retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09, as amended, in the first quarter of fiscal 2019, and we are currently assessing the impact of this pronouncement on our financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”, (ASU 2014-15) which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The ASU is effective for the year ended March 31, 2017, with early adoption permitted. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s financial statements or disclosures.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory”, (ASU 2015-11). This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost and market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early application is permitted. ASU 2015-11 is therefore effective in our fiscal year beginning April 1, 2017. We are evaluating the effect that ASU 2015-11 will have on our financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (ASU 2016-02). The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early application is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our financial position and results of operations.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our statement of cash flows.

There are currently no other accounting standards that have been issued but not yet adopted by the Company that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 2 — BUSINESS INTERRUPTION

The Company experienced a water leak in our production facility in mid-December 2015 that caused damage to our diamond growers and temporarily halted production. Product that was growing at the time of the shutdown terminated early and was not marketable. This business interruption affected the Company’s operation through April 2016. The Company received $350,000 in payments from our insurance carrier for coverage of this business interruption and property losses during the fiscal year ended March 31, 2016. The Company’s business interruption insurance includes extended period indemnity coverage that pays for lost business income during an extended recovery period through October 2016. The Company received $464,725 in payments under this extended coverage during the nine months ended December 31, 2016 and accounted for these payments as proceeds from insurance in other income. The Company does not expect any further payments for this business interruption.

NOTE 3 — INTANGIBLE ASSETS

The Company’s intangible assets consist of its patent portfolio. The assigned values of all patens are being amortized on a straight-line basis over the remaining effective lives of the patents. The following set forth the intangible assets at December 31, 2016 and March 31, 2016:

		December 31,	March 31,
	Life	2016	2016
Patents, gross	6.75 – 19.46	$9,967,433	$9,967,433
Accumulated amortization		(3,466,104)	(2,741,987)
Net intangible assets		$6,501,329	$7,225,446

Amortization expense for the quarter ending December 31, 2016 and 2015 was $241,372 and $193,710, respectively. Amortization expense for the nine months ending December 31, 2016 and 2015 was $724,117 and $581,130, respectively.

Total annual amortization expense of finite lived intangible assets is estimated to be as follows:

Fiscal Year Ending
Three months ending March 31, 2017	$241,373
March 31, 2018	965,490
March 31, 2019	965,490
March 31, 2020	785,809
March 31, 2021	740,592
Thereafter	2,802,575
Total	$6,501,329

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

During the three and nine months ending December 31, 2016 the Company recognized $36,970 and $110,766, respectively in interest expense for the HGI Loan. During the three and nine months ended December 31, 2015, the Company recognized $25,516 and $96,846 in interest expense.

During the three and nine months ended December 31, 2016 and 2015, the Company did not repay any principal on the HGI Loan. The outstanding balance on the HGI Loan was $2,000,000 at March 31, 2016 and December 31, 2016, and is considered a non-current note payable at March 31, 2016 and a current note payable at December 31, 2016.

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

Payments to HGI for the Expansion Note are contingent on the direct profit margin generated by the upgraded equipment and are expected to continue through August 2018. The Company has estimated our expected payments to HGI for the direct profit sharing related to the Expansion Note and determined that the current portion of this note payable is $98,999 at March 31, 2016 and December 31, 2016, which is considered a current liability. The remaining $201,001 on the Expansion Note is considered a non-current note payable at March 31, 2016 and December 31, 2016. During the three and nine months ended December 31, 2016, the Company recognized $8,742 and $43,449, respectively in interest expense for the Expansion Note. The Company recognized $3,734 in interest expense on the Expansion Note for the three and nine months ended December 31, 2015.

In September 2016, the Company initiated an offering to accredited investors of up to $750,000 in convertible notes that will mature on September 15, 2017. The Company has issued $308,857 in notes through December 31, 2016. The notes carry an interest rate of 8% and interest accrues through maturity. The notes can be called by the Company at 101% plus accrued interest. The notes are convertible into common shares of the Company at $0.14 per share. The Company has accounted for these convertible notes as if they are conventional debt and includes them in its current liabilities on the balance sheet due to their maturities being less than one year. During the three and nine months ending December 31, 2016, the Company incurred $4,155 and $4,695 in interest expense on these convertible notes.

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

Payments to HGI under the capital lease are contingent on the direct profit margin generated by the equipment as defined in the Grower Sale-Lease Agreement and will continue until the lease obligation is satisfied at which time the Company will expense the sharing obligation until the ten year term of the agreement expires. The Company has estimated our expected payments to HGI for the direct profit margin sharing related to the equipment under capital lease and determined that the current portion of this capital lease obligation is $122,495 at March 31, 2016 and December 31, 2016, which is considered a current liability. The remaining $71,994 of the capital lease obligation is considered a non-current obligation at March 31, 2016 and December 31, 2016. During the three months and nine months ended December 31, 2016, the Company incurred $5,767 and $28,904, respectively in interest expense for the capital lease. The Company recognized $2,490 of interest expense on the capital lease for the three and nine months ended December 31, 2015.

NOTE 6 — CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

During the nine months ended December 31, 2016, the Company initiated an offering of up to 7,000,000 shares of common stock at a price of $0.22 per share to accredited investors. The Company has sold 1,179,000 shares and raised $227,776 net of cash commissions and fees of $31,604. In addition, as part of the broker fee for this offering, the Company issued 82,530 warrants at an exercise price of $0.22. The Company valued these warrants using the Black-Scholes option pricing model and management has estimated these warrants had a value of $0.13 per warrant on the date of the grant. The total value of the warrants issued was $10,729. The Black-Scholes model assumptions used were: Expected dividend yield, 0.00%; Risk-free interest rate, 1.08%; Expected life in years, 5.0; and Expected volatility, 129.0%.

The Company had 64,548,291 shares of common stock issued and outstanding as of December 31, 2016. This total includes 1,335,000 shares of non-vested restricted stock. During the three months ended December 31, 2016, 550,000 shares of non-vested restricted stock were cancelled and the Company did not recognize any expense related to these shares.

The following sets forth the warrants to purchase shares of the Company’s stock issued and outstanding as of December 31, 2016:

	Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Warrants Outstanding April 1, 2016	957,295	$0.71	1.38
Issued	82,530	0.22	4.48
Exercised	—	—	—
Expired	(275,000)	0.15	—
Warrants Outstanding December 31, 2016	764,825	$0.86	1.27

During three months ending December 31, 2016, 275,000 warrants with an exercise price of $0.15 expired unexercised.

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

The following sets forth the restricted stock outstanding as of December 31, 2016:

Restricted Stock	Shares
Restricted stock outstanding March 31, 2016	1,885,000
Granted	—
Vested	—
Expired/cancelled	(550,000)
Restricted stock outstanding December 31, 2016	1,335,000

The following sets forth the employee options to purchase shares of the Company’s stock issued and outstanding as of December 31, 2016:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Employee options outstanding March 31, 2016	694,375	$0.87	7.13
Granted	—	—	—
Exercised	—	—	—
Expired/cancelled	(259,375)	0.60	—
Employee options outstanding December 31, 2016	435,000	$1.03	8.35
Exercisable at December 31, 2016	145,000	$1.03	8.35

A summary of the status of non-vested employee options as of December 31, 2016 and changes during the nine months ended December 31, 2016 is presented below.

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at March 31, 2016	682,375	$0.81
Granted	—	—
Vested	(178,333)	0.98
Expired/cancelled: non-vested	(214,042)	0.45
Non-vested at December 31, 2016	290,000	$0.98

The following table summarizes information about employee stock options outstanding by price as of December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.03	435,000	8.35	$1.03	145,000	$1.03
	435,000	8.35	$1.03	145,000	$1.03

At December 31, 2016, unrecognized compensation cost related to non-vested employee awards was $190,336.

During the fiscal year ended March 31, 2016, the Company granted Renaissance Diamond Inc. (“Renaissance”), our partner in the RCDC joint venture (See Note 10), non-qualified stock options for 333,333 shares of common stock. These options expired unvested during the nine months ended December 31, 2016 and the Company did not recognize any expense related to these options.

NOTE 8 — RELATED PARTIES

In September 2013, the Company entered into a series of agreements with SAAMABA, LLC that established a joint venture named Grace Rich, LTD in the People’s Republic of China. Through these agreements, the Company licensed its diamond manufacturing technology to Grace Rich, LTD in exchange for licensing revenue and a 30% equity interest in the joint venture. This joint venture has significantly underperformed the Company’s expectations. In November 2016, the Company entered into a Settlement Agreement and Mutual Release with Grace Rich, LTD and SAAMABA, LLC that terminated all existing agreements and mutually released any potential claims amongst the parties. The Company sold its shares of Grace Rich, LTD for a nominal amount and entered into an amended license with Grace Rich, LTD and SAAMABA, LLC that allows them to continue to operate utilizing our diamond manufacturing technology. The Company has been paid a one-time fee of $600,000 for the amended license. The Company recognized this license fee as revenue during the three and nine months ended December 31, 2016.

The Company did not have any product sales to RCDC during the three and nine months ended December 31, 2016. During the three and nine months ended December 31, 2015, the Company sold product to RCDC valued at $27,200 and $184,000, respectively. The Company deferred recognition of revenues and expenses on these sales to RCDC until finished goods are sold by RCDC or RCDC pays the Company for its purchases. The Company did not recognize any revenue related to product sales to RCDC for the three months and nine months ended December 31, 2016. For the three and nine months ended December 31, 2015, the Company recognized revenue for product sold to RCDC of $60,645 and $183,895, respectively.

The Company provided notice of termination to Renaissance and RCDC on October 31, 2016 and expects the business affairs of the joint venture to be wound up according to the joint venture agreement. Additional information on the RCDC joint venture is provided in Note 10.

Two members of our Board of Directors, Bern McPheely and Lewis Smoak, each purchased $20,000 of convertible notes during the nine months ending December 31, 2016.

NOTE 9 – LITIGATION

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of December 31, 2016, there were no material outstanding claims by the Company or against the Company.

On May 16, 2014, the Company received a subpoena issued by the SEC ordering the provision of documents and related information concerning various corporate transactions between the Company and its predecessors and other persons and entities. The Company continues to cooperate with this inquiry.

NOTE 10 — INVESTMENT IN RCDC JOINT VENTURE

On December 18, 2014, the Company entered into an arrangement with Renaissance through the execution of a limited liability company agreement (the “LLC Agreement”) to form RCDC, pursuant to which the Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds.

From the start of the joint venture through July 2015, the Company committed substantial production capacity to material sold to the joint venture. The sales and financial performance of RCDC has not met the Company’s expectations since it was established. Accordingly, the Company has taken steps to terminate RCDC.

The LLC Agreement calls for the winding up of affairs of RCDC upon termination. While the Company believes it will receive a portion of the inventory of RCDC that will meet or exceed the historical book of our investment and net receivable from RCDC, Renaissance and RCDC have not complied with efforts to liquidate RCDC. As a result of this lack of compliance, the Company believes it is necessary to litigate to compel Renaissance and RCDC to comply with the LLC Agreement.

Due to the non-compliance of Renaissance and RCDC during the three months ended December 31, 2016, we have determined that it is appropriate at December 31, 2016 to fully reserve for the value of the accounts receivable, deferred contract costs, and deferred revenue until the liquidation of RCDC is complete. This reserve resulted in a reduction in our accounts receivable of $174,413; deferred contract costs of $142,471; and deferred revenue of $174,280. The net effect of these balance sheet reserves was the recognition of $142,604 in additional cost of goods sold during the three months ended December 31, 2016. In addition to the reserves, the Company wrote-off the remaining value of its investment in RCDC at December 31, 2016. This write-off resulted in an additional loss on joint venture of $19,530 during the three months ended December 31, 2016.

With the termination of the RCDC joint venture, 550,000 non-vested restricted shares held by Renaissance that would only vest based on the attainment of specific performance criteria were cancelled by the Company. The Company has not recognized any expense for these restricted shares.

Rollforward of the Company’s ownership interest in the joint venture for the nine months ended December 31, 2016:

Balance of ownership interest in joint venture at March 31, 2016	$48,271
Aggregate fiscal 2017 equity loss – share of joint venture income	(48,271)
Balance of ownership interest in joint venture at December 31, 2016	$—

NOTE 11 — SUBSEQUENT EVENT

The Company filed a complaint in the Delaware Chancery Court on January 24, 2017 against RCDC and Renaissance to force the liquidation of RCDC and the distribution of assets as detailed in the LLC Agreement.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company experienced a production shutdown in December 2015 that has limited recent production and revenue (4) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (5) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (6) the Company’s business could be impaired if it fails to comply with applicable regulations, (7) the Company’s limited cash resources may limit the Company’s ability to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (8) the market for lab-grown diamond may not develop as anticipated, (9) competition may adversely affect our business, (10) the Company is subject to an on-going SEC subpoena received in 2014, this investigation may impair the Company’s ability to raise capital and to operate its business, (11) the Company needs to raise additional capital and may only issues common shares up to the shares authorized under its articles of incorporation without shareholder approval, and (12) such other risks and uncertainties as have been disclosed or are hereafter disclosed from time to time in the Company’s filings with the SEC, including, without limitations described under Risk Factors set forth in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2016.

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

On December 18, 2014, the Company entered into an arrangement with Renaissance creating RCDC. The Company and Renaissance are each 50% members of RCDC. The arrangement was entered into in order to facilitate the development of procedures and recipes for, and to market and sell, lab-grown fancy-colored diamonds. RCDC purchases rough diamond material from the Company and processes the material into finished gemstones for sale to various retailers and other gemstone market participants. Profits and losses generated by RCDC's operations are distributed between the Company and Renaissance according to the terms of the LLC Agreement. The sales and financial performance of RCDC have not met the Company’s expectations since it was established. The Company has taken steps to terminate RCDC.

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

While the Company’s product offering continue to include industrial products, as of December 31, 2016 substantially all of the Company’s production capacity is being sold as gemstone materials. As of December 31, 2016, we had generated $4,777,361 in net revenue since inception from sales of our diamond materials and licensing of our technology.

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2016 Compared to the Three Month Period Ended December 31, 2015

During the three months ended December 31, 2016, we recorded total revenue of $707,194 compared to $125,677 during the three months ended December 31, 2015. This increase was due to $600,000 in one-time licensing fees from the Grace Rich joint venture received during the three months ended December 31, 2016. During the three months ended December 31, 2016 and 2015, we recorded product revenue of $107,194 and $125,677, respectively. During both of these periods, the Company’s products predominantly consisted of white gemstone material and the reduction in revenue was primarily due to lower prices for gemstones sold during the months ended December 31, 2016.

Cost of goods sold was $544,871 for the three months ended December 31, 2016 versus $689,572 for the three months ended December 31, 2015. Cost of goods sold includes direct labor costs of $105,423 during the three months ended December 31, 2016 and $126,731 during the three months ended December 31, 2015. Depreciation expense of $155,957 and $162,062 was recorded in cost of goods sold during the three months ended December 31, 2016 and 2015, respectively. In addition, cost of goods sold for the three months ended December 31, 2016 included $142,604 of costs recognized due to the reserves established for RCDC. Adjusting for these expenses, cost of goods sold was $402,267 and $689,572 for the three months ended December 31, 2016 and 2015, respectively. This overall decrease in cost of goods sold is the result of the Company selling more cost efficient white gemstone material during the three months ended December 31, 2016 than the three months ended December 31, 2015.

Gross margin was $162,323 for the three months ended December 31, 2016 versus a gross deficit of $(563,895) for the three months ended December 31, 2015.

Salary and benefit expenses recognized as general and administrative expenses were $258,362 and $263,176 for the three months ended December 31, 2016 and 2015, respectively. Included in the salary and benefit expenses is $139,593 and $136,832 in non-cash stock based compensation for the three months ended December 31, 2016 and 2015, respectively. Adjusting for the non-cash stock based compensation results in recognized salary and benefit expenses of $118,769 and $126,344 for the three months ended December 2016 versus 2015.

Professional fees were $76,001 compared to $99,201 for the three months ended December 31, 2016 and 2015, respectively. This decrease is primarily due to reduced accounting and legal expenses.

Corporate general and administrative expenses were $45,442 compared to $72,678 for the three months ended December 31, 2016 and 2015, respectively. This decrease is due to reduced spending on non-operational activities during the three months ended December 31, 2016.

The other components of our general and administrative expenses were relatively consistent between the three months ended December 31, 2016 and 2015. Rent and facilities expenses were $38,254 and $39,145, respectively and marketing costs were $8,158 and $18,292, respectively.

Depreciation and amortization expenses were $245,460 compared to $198,621 for the three months ended December 31, 2016 and 2015, respectively. This increase is due to the higher amortization expense related to the Company’s patent portfolio.

The Company recognized $229,330 in business interruption proceeds from our insurance carrier related to the December 2015 factory shutdown during the three months ending December 31, 2016. This has been recognized as other income.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for three month period ended December 31, 2016 was $355,188, compared to a net loss of $1,262,081 during the three months ended December 31, 2015. Our net loss per share for the three month period ended December 31, 2016 was $(0.01) per share, compared to a net loss per share of $(0.02) for the three months ended December 31, 2015. The weighted average number of shares outstanding was 63,213,291 and 61,759,291, respectively, for the three month periods ended December 31, 2016 and 2015.

Nine Month Period Ended December 31, 2016 Compared to the Nine Month Period Ended December 31, 2015

During the nine months ended December 31, 2016, we recorded total revenue of $1,134,321compared to $534,144 during the nine months ended December 31, 2015. This increase was primarily due to the recognition of $600,000 in one-time licensing fees from the Grace Rich joint venture during the nine months ended December 31, 2016. During the nine months ended December 31, 2016, we recorded production revenue of $534,321compared to $534,144 during the nine months ended December 31, 2015. While product revenue was relatively consistent between the periods, the Company experienced a reduction in units sold which was offset by increased prices as the Company’s product mix has shifted to white gemstone material and the customer base expanded beyond RCDC during the nine months ended December 31, 2016.

Cost of goods sold was $1,649,046 for the nine months ended December 31, 2016 versus $1,566,218 for the nine months ended December 31, 2015. Cost of goods sold includes direct labor costs of $348,590 during the nine months ended December 31, 2016 and $342,806 during the nine months ended December 31, 2015. Depreciation expense of $467,873 and $450,529 was recorded in cost of goods sold during the nine months ended December 31, 2016 and 2015, respectively. In addition, cost of goods sold for the nine months ended December 31, 2016 included $142,604 of costs recognized due to the reserves established for RCDC. Adjusting for these expenses, cost of goods sold was $1,506,442 and $1,566,218 for the nine months ended December 31, 2016 and 2015, respectively. While the recognized cost of goods sold is relatively constant between the two periods, the Company experienced a reduction in units sold offset by relatively higher recognized manufacturing costs as the Company’s product sales shifted to white gemstone material during the nine months ended December 31, 2016.

Gross deficit was $(514,725) for the nine months ended December 31, 2016 versus $(1,032,074) for the nine months ended December 31, 2015.

Salary and benefit expenses recognized as general and administrative expenses were $838,715 and $720,867 for the nine months ended December 31, 2016 and 2015, respectively. This increase of $117,848 is primarily the result of the Company recognizing $442,259 in non-cash stock based compensation during the nine months ended December 31, 2016, versus $324,791 during the nine months ended December 31, 2015. Adjusting for the non-cash stock based compensation results in recognized salary and benefit expenses of $396,456 and $396,076 for the nine months ended December 2016 versus 2015.

Professional fees were $296,567 compared to $195,266 for the nine months ended December 31, 2016 and 2015, respectively. The professional fees for the nine months ended December 31, 2015 included reductions of $66,000 for payments made by our insurance carrier and other reversals of past professional fees. Adjusting for these reductions, professional fees would be $296,567 and $261,266 for the nine months ended December 31, 2016 and 2015, respectively. This increase is primarily due to legal expenses.

Rent and facilities expenses were relatively consistent between the nine months ended December 31, 2016 and 2015 at $114,171 and $119,119, respectively. Marketing expenses were $21,568 and $74,938, for the nine months ended December 31, 2016 and 2015, respectively. This reduction is due to reduced public relations expenses during the nine months ended December 31, 2016.

Corporate general and administrative expenses were $171,112 compared to $304,856 for the nine months ended December 31, 2016 and 2015, respectively. This decrease is due to reduced spending on non-operational activities and to one-time executive relocation costs being incurred during the nine months ending December 31, 2015.

Depreciation and amortization expenses were $736,380 compared to $595,503 for the nine months ended December 31, 2016 and 2015, respectively. This increase is due to the higher amortization expense related to the Company’s patent portfolio.

During the nine months ended December 31, 2015, the Company reached an amendment to the separation, waiver and release agreement executed on December 4, 2012 with our former Chief Executive Officer, Mr. Joseph Lancia. This amendment allowed for no further severance payments to Mr. Lancia and resulted in the Company reversing $137,561 in previously accrued severance liabilities.

The Company recognized $464,725 in business interruption proceeds from our insurance carrier related to the December 2015 factory shutdown during the nine months ending December 31, 2016. This has been recognized as other income.

We have continued to generate limited revenue to offset our expenses, and so we have incurred net losses. Our net loss for nine month period ended December 31, 2016 was $2,464,598 compared to a net loss of $2,948,764 during the nine months ended December 31, 2015. Our net loss per share for the nine month period ended December 31, 2016 was $(0.04) per share, compared to a net loss per share of $(0.05) for the nine months ended December 31, 2015. The weighted average number of shares outstanding was 62,959,553 and 58,901,542, respectively, for the nine month periods ended December 31, 2016 and 2015.

FINANCIAL CONDITION

At December 31, 2016, we had total assets of $8,578,923, compared to total assets of $10,239,502 at March 31, 2016. We had cash of $183,520 at December 31, 2016 compared to cash of $192,880 at March 31, 2016.

Total liabilities at December 31, 2016 were $3,729,805, compared to total liabilities of $3,595,821 at March 31, 2016. Total liabilities at December 31, 2016 were comprised primarily of accounts payable, accrued expenses, customer deposits, notes payable, convertible notes and capital lease obligations. At December 31, 2016, the Company reclassified $2,000,000 of notes from long-term to current liabilities due to scheduled maturities. The increase in total liabilities is primarily due to our issuance of convertible notes offset by reductions in deferred revenue.

The Company had negative working capital (defined as current assets less current liabilities) of $(3,032,574) at December 31, 2016 versus $(462,543) at March 31, 2016. This decrease in working capital resulted from the Company’s reclassification of $2,000,000 of notes payable from long-term to current, based on the scheduled maturity, as well as the issuance of $308,857 of convertible notes and the establishment of $142,604 of reserves for RCDC during the nine months ended December 31, 2016.

Total shareholders’ equity was $4,849,118 at December 31, 2016, compared to $6,643,681 at March 31, 2016. Shareholders’ equity decreased $1,794,563 during the period due to our operating net loss and was partially offset by additional paid in capital from common stock sold to investors and from common stock issued as incentive compensation.

CASH FLOWS

Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2016, net cash flows used in operating activities were $(406,736) compared to $(1,942,863) for nine months ended December 31, 2015. The net cash flow used in operating activities for the nine months ended December 31, 2016 consists primarily of a net loss of $(2,464,598) offset by depreciation and amortization of $1,204,253, employee stock based compensation of $442,259, loss from joint venture of $48,271, increases in accounts payable of $66,373, decrease in accrued expenses of $(22,075), decrease in inventory and deferred contract costs of $198,364, decrease in customer deposits of $(22,749), and net decreases in other current assets and liabilities of $3,909.

Investing Activities

For the nine month periods ended December 31, 2016 and 2015, net cash flows used in investing activities were $0, and $(282,627), respectively. These amounts consist of the purchase of property, plant and equipment. The cash used during the nine months ended December 31, 2015 was due to the Company’s capacity expansion program.

Financing Activities

We have financed our operations primarily through the issuance of equity and debt securities. For the nine month periods ended December 31, 2016 and 2015, we generated $397,376 and $1,562,460, respectively, from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.

As of March 31, 2016, our cash balance was $192,880 and as of December 31, 2016 our cash balance was reduced to $183,520. This reduction was due to our operating cash needs. Our cash at December 31, 2016 is not expected to be adequate to fund our operations over the current fiscal year ending March 31, 2017. As of December 31, 2016, we had no additional lines of credit or other bank financing arrangements other than as described in Item 1, Note 4. Generally, we have financed operations through December 31, 2016 through the proceeds of sales of our common stock, convertible notes and borrowings under our existing credit facilities. The Company is pursuing additional issuances of equity capital or debt to meet operating cash requirements.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when we have shipped finished product to the customer. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. The Company has an allowance for returns of $6,600 at December 31, 2016. This allowance has reduced reported revenues and is considered an accrued expense in the balance sheet. The allowance was $8,681 at March 31, 2016.

For product sales to our joint venture partners for further processing and finishing, we currently defer all revenues when products are shipped. We currently recognize revenue at the earlier of when the joint venture partner sells the finished goods manufactured from our materials or we are paid for our goods. Licensing and development revenues are recognized in the month as detailed in the appropriated licensing and development contracts. In the event that licensing funds are received prior to the contractual commitments, the Company will recognize deferred revenue (liability) for the amount received.

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

At December 31, 2016, the Company maintains an inventory reserve for instances where finished goods inventory may yield lower than expected results. The Company has periodically experienced selling prices that were lower than cost and as a result has recorded a lower of cost or market write down to the value of our inventory. The estimation of the total write-down to inventory involves management judgments and assumptions, including assumptions regarding future selling price forecasts, the estimated costs to complete and disposal costs.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. As of December 31, 2016, there were no material outstanding claims by the Company or against the Company.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through December 6, 2016, we sold Convertible Notes in the total principal amount of $308,857 solely to investors “accredited investors” as defined under SEC Regulation D, Rule 501(a), in reliance upon the exemption from registration under the 1933 Act provided by such Regulation D, Rule 506. The sales were made in private transactions solely with such accredited investors, and we believe all actions necessary to comply with such Regulation D were taken. The Convertible Notes bear interest at 8% annually, payable at maturity, mature on September 15, 2017, and principal and accrued interest are convertible into common stock at the conversion price of $0.14 per share.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

The following exhibits are filed as part of this Report:

10.30	Settlement Agreement and Mutual Release, by and between Scio Diamond Technology Corporation, Grace Rich Limited, and SAAMABA, LLC, dated November 17, 2016.*

10.31	Amended License Agreement, by and between Scio Diamond Technology Corporation, Grace Rich Limited, and SAAMABA, LLC, dated November 17, 2016.*

10.32	First Amended Settlement Agreement and Mutual Release, by and between Scio Diamond Technology Corporation, Grace Rich Limited, and SAAMABA, LLC, dated November 22, 2016.*

10.33	Share Purchase Agreement, between Scio Diamond Technology Corporation, and SAAMABA, LLC, dated November 22, 2016.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.*

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flow; and (v) Notes to the Unaudited Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIO DIAMOND TECHNOLOGY CORPORATION.

Dated: February 14, 2017	/s/ Gerald McGuire
By: Gerald McGuire
Its: Chief Executive Officer

Dated: February 14, 2017	/s/ Jonathan Pfohl
By: Jonathan Pfohl
Its: Chief Financial Officer

